Form 10QSB
period 1996-06-30
TOUCAN GOLD CORP
filed 1996-08-23
CIK 850083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the transition period from________ to___________

                        Commission file number: 33-28562

                             TOUCAN GOLD CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                         75-2661571
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)


                                8201 Preston Road
                                    Suite 600
                               Dallas, Texas 75225
                    (Address of principal executive offices)

                                 (214) 890-8065
              (Registrants's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X      No

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value:  5,664,600 Shares Outstanding at August 19, 1996

Transitional Small Business Disclosure Format.  Yes       No X

CORPDAL:54279.3 29976-00001
                                       -1-

                             TOUCAN GOLD CORPORATION

                              INDEX TO FORM 10-QSB


Part I.

         FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                       Page

                  Consolidated Balance Sheets as of
                  December 31, 1995 and June 30, 1996 ...... ............  3

                  Consolidated Statements of Operations for the
                  Three Months and Six Months Ended
                  June 30, 1996                      ....................  4

                  Consolidated Statements of Stockholders'
                  Equity for the Six Months Ended
                  June 30, 1996                      ....................  5

                  Consolidated Statements of Cash Flows
                  for the Three Months and Six Months Ended
                  June 30, 1996..........................................  6

                  Notes to Financial Statements..........................  7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations........  9

Part II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K....................... 10

SIGNATURE                  .............................................. 11



CORPDAL:54279.3 29976-00001
                                       -2-

                             Toucan Gold Corporation
                     (formerly Starlight Acquisitions, Inc.)
                          (a development stage company)

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (See Accountants' Compilation Report)


                                                                                          June 30,      December 31,
          ASSETS                                                                            1996            1995
                                                                                           ------          -----

Cash                                                                                    $  84,310       $ 45,208

Prepaid expenses                                                                           10,000             -
                                                                                          -------            --

                  Total current assets                                                     94,310         45,208

Mineral rights                                                                            175,290        175,290
                                                                                         --------        -------

                  Total assets                                                          $ 269,600       $220,498
                                                                                         ========        =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                                      $ 165,136       $126,328

Accrued expenses and other                                                                 48,000             -
                                                                                          -------            --

                  Total current liabilities                                               213,136        126,328

Stockholders' equity
    Preferred stock, no par value; authorized, 2,000,000 shares;
       no shares outstanding                                                                   -              -
    Common stock, $.02 par value per share in 1996 and no par
       value in 1995; authorized 15,000,000 shares in 1996 and
       1,000,000 in 1995; issued and outstanding, 5,664,600 shares
       in 1996 and 647,857 in 1995                                                        113,292         96,170
    Additional paid-in capital                                                            195,413             -
    Deficit accumulated during development stage                                         (252,241)        (2,000)
                                                                                         --------        -------

                  Total stockholders' equity                                               56,464         94,170
                                                                                          -------        -------
                  Total liabilities and stockholders' equity                            $ 269,600       $220,498
                                                                                         ========        =======



        The accompanying notes are an integral part of these statements.




CORPDAL:54279.3 29976-00001
                                       -3-

                             Toucan Gold Corporation
                     (formerly Starlight Acquisitions, Inc.)
                          (a development stage company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (See Accountants' Compilation Report)


                                                                                     Three months       Six months
                                                                                         ended             ended
                                                                                    June 30, 1996     June 30, 1996

Cost and expenses
    Consulting fees                                                                     $  65,358        $  117,020
    Legal and professional fees                                                            47,147            56,234
    Travel and entertainment                                                               22,369            51,028
    Public relations                                                                       10,108            10,108
    Maps and stationery                                                                     9,000             9,000
    Transfer agent                                                                          3,156             3,156
    Other                                                                                   1,984             3,695
                                                                                            -----            ------

                  Operating loss                                                        $(159,122)       $(250,241)
                                                                                         ========          ========

Net loss per share                                                                         $ (.03)          $ (.05)
                                                                                           =======          =======

Weighted average shares outstanding                                                      5,355,182        5,228,320
                                                                                         =========        =========



        The accompanying notes are an integral part of these statements.




CORPDAL:54279.3 29976-00001
                                       -4-

                             Toucan Gold Corporation
                     (formerly Starlight Acquisitions, Inc.)
                          (a development stage company)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                      (See Accountants' Compilation Report)





                                                                                             Deficit
                                                                                          accumulated
                                                                            Additional        during
                                   Preferred stock           Common stock     paid-in     development
                                  Shares     Amount     Shares      Amount    capital          stage         Total
                                  ------     ------    --------     ------   ---------        -------       ------

Balance at January 1, 1996          $ -        $ -    $ 647,857   $ 96,170   $      -     $  (2,000)      $  94,170

Recapitalization of Toucan
    Mining Limited and
    merger with Starlight
    Acquisitions, Inc.                -          -    4,453,602      5,859     94,141            -          100,000

Issuance of common stock              -          -      563,141     11,263    101,272            -          112,535

Net loss                              -          -           -          -          -       (250,241)      (250,241)
                                     ---        ---         ---        ---        ---      --------        -------

Balance at June 30, 1996            $ -        $ -    5,664,600   $113,292   $195,413     $(252,241)      $  56,464
                                     ===        ===   =========    =======    =======      ========         =======



        The accompanying notes are an integral part of these statements.




CORPDAL:54279.3 29976-00001
                                       -5-

                             Toucan Gold Corporation
                     (formerly Starlight Acquisitions, Inc.)
                          (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      (See Accountants' Compilation Report)




                                                                                     Three months       Six months
                                                                                        ended             ended
                                                                                    June 30, 1996     June 30, 1996

Operating activities
    Net loss                                                                          $(159,122)       $(250,241)
    Net changes in operating assets and liabilities
       Prepaid expenses                                                                      -           (10,000)
       Accrued expenses                                                                  39,574           48,000
                                                                                        -------       ----------

                  Net cash used in operating activities                                (119,548)        (212,241)

Financing activities
    Net on borrowings from related parties                                              (28,783)          38,808
    Issuance of common stock                                                            112,535          112,535
    Proceeds from merger with Starlight Acquisition, Inc.                               100,000          100,000
                                                                                       --------         --------

                  Net cash provided by financing activities                             183,752          251,343
                                                                                       --------         --------

                  Net increase in cash                                                   64,204           39,102

Cash at beginning of period                                                              20,106           45,208
                                                                                        -------          -------

Cash at end of period                                                                  $ 84,310         $ 84,310
                                                                                        =======          =======




        The accompanying notes are an integral part of these statements.




CORPDAL:54279.3 29976-00001
                                       -6-

                             Toucan Gold Corporation
                     (formerly Starlight Acquisitions, Inc.)
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                 June 30, 1996

NOTE A - ORGANIZATION

     Starlight Acquisitions, Inc. (Starlight) was formed in 1989 and was a publicly-held development stage company with no principal operations since its incorporation. On May 10, 1996, Starlight merged with Toucan Mining Limited (Toucan Mining). Pursuant to the terms of the merger agreement, each stockholder of Toucan Mining received seven shares of Starlight common stock for each share of Toucan Mining common stock. Immediately after the merger, the stockholders of Toucan Mining owned approximately 89% of the outstanding common stock of Starlight. Therefore, the merger has been accounted for as a reverse merger, whereby Toucan Mining is deemed to have acquired Starlight.

     During July 1996, Starlight formed Toucan Gold Corporation (Toucan Gold or the Company), a wholly-owned subsidiary and a Delaware corporation. On July 29, 1996, Starlight merged into Toucan Gold, and pursuant to the terms of the merger, the outstanding shares of Starlight were canceled in exchange for shares of Toucan Gold. The authorized shares of Toucan Gold include 2,000,000 and 30,000,000 shares of preferred stock and common stock, respectively, with par values of $.01.

NOTE B - GOING CONCERN

     The Company is a development stage company at June 30, 1996, and is still in the initial stages of exploration. However, management believes that the Company will be able to obtain adequate resources to develop its mineral rights. Management also believes that future revenues will exceed the carrying amount of the mineral rights and that revenues will be adequate to support the Company's cost structure and enable it to achieve profitable operations in the future.

NOTE C - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the results for the interim periods presented have been made. The results of operations for such interim periods are not necessarily indicative of the results of operations for a full year.


        The accompanying notes are an integral part of these statements.




CORPDAL:54279.3 29976-00001
                                       -7-

                             Toucan Gold Corporation
                     (formerly Starlight Acquisitions, Inc.)
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 June 30, 1996



NOTE D - MINERAL RIGHTS

     Costs incurred to acquire and develop mineral rights have been capitalized and will be amortized as revenues are generated from the holding of those rights. If future revenues are less than the carrying amount of the mineral rights, the Company may recognize a loss to write-down the mineral rights to their realizable value. The Company's wholly-owned Brazilian incorporated subsidiary, Mineradora de Bauxita Ltda., is the registered holder of the mineral rights.


NOTE E - RELATED PARTIES

     Amounts payable to related parties consist of the following at June 30, 1996:

     Stockholders                       $   60,512
     Cardinal Holdings Limited             103,710
     Mustardseed Estates Limited               914
                                           ----------

                                        $  165,136

     The loans to the stockholders are noninterest-bearing, unsecured and with no specific maturity date. The loans to Cardinal Holdings Limited and Mustardseed Estates Limited bear interest at 10%. These loans are unsecured and are due upon demand.





        The accompanying notes are an integral part of these statements.




CORPDAL:54279.3 29976-00001
                                       -8-

ITEM 2 - Management's Discussion and Analysis of Financial Condition or Plan of Operations

     Effective May 10, 1996, Starlight Acquisitions, Inc. (Starlight), a Colorado corporation, acquired all of the outstanding capital stock of Toucan Mining Limited (Toucan Mining), a company organized under the laws of the Isle of Man, in exchange for shares of common stock of Starlight. As a result of the share exchange, a change in control of Starlight occurred, whereby Toucan Mining is deemed to have acquired Starlight. See Notes to the Consolidated Financial Statements.

     Toucan Mining is a development stage company that conducts its operations primarily through its wholly-owned subsidiary, Mineradora de Bauxita Ltda.
(MBL), which is an authorized mining company organized under the laws of Brazil. MBL has been financed entirely by Toucan Mining for the purpose of conducting mineral exploration, specifically gold exploration.

     During July 1996, Starlight formed Toucan Gold Corporation, (Toucan Gold or the Company), a wholly-owned subsidiary and a Delaware corporation. On July 29, 1996, Starlight merged into Toucan Gold, and pursuant to the terms of the merger, the outstanding shares of Starlight were canceled in exchange for shares of Toucan Gold.

     The consolidated financial statements for the three months and six months ended June 30, 1996, reflect the results of the Company's operations, which consisted primarily of legal and consulting fees incurred by the Company for the merger between Starlight and Toucan Mining.

     The Company intends to undertake a program of mineral exploration to target and explore selected areas of its Brazilian mining claims to determine which areas are most likely to contain economic gold mineralization. A mapping program based upon satellite imagery will precede field investigation, which will include detailed geologic mapping, geochemical sampling and drilling in accordance with standard exploration practice. A program of this nature is likely to take several years and could involve joint ventures. In the event of encouraging results in a particular area, a more concentrated study will be undertaken to provide the basis of a feasibility study for mineral development. MBL will also be working to acquire additional claims in the Cuiba basin.

     To fund this program for up to two years and to pay for normal expenses, the Company will need to raise approximately $4 million, net of offering costs, although there is no assurance that such funds will be adequate. The expenses for the first 12 months are anticipated to be approximately $2.5 million of which approximately 80% is expected to be spent on direct or ancillary in-ground exploration costs and 10% on the acquisition of future claims. The plan will be subject to review depending upon the results obtained. Costs could rise if, among other things, the weather proves untypically harsh, unforeseen ground conditions are encountered, equipment becomes difficult to source or negotiations with surface owners become prolonged. MBL may spend more or less on claim acquisitions than currently estimated. There can be no assurance that the exploration program will result in the discovery of economic gold mineralization. The matters discussed herein contain forward-looking statements that involve certain risks, uncertainties and additional costs detailed herein. The actual results that are achieved may differ materially from any forward-looking projections, due to such risks, uncertainties and additional costs.

     Currently, the Company intends to raise approximately $4.5 million of gross offering proceeds through the issuance of preferred stock pursuant to Regulation S under the Securities Act of 1933, as amended (the "Act"). The Company has agreed upon a preliminary term sheet with a non-U.S. placement agent. If such offering is made under Regulation S, the securities will not be registered under the Act and will not be offered or sold in the United States or to U.S. persons. There can be no assurance that the Company will be able to raise such funds through the issuance of preferred stock as described above or through other means.

     Certain of the information contained in Parts I and II of this Form 10-QSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Although the Company believes that the expectations reflected in such forward looking statements are based upon

CORPDAL:54279.3 29976-00001
                                       -9-
reasonable assumptions, it can give no assurance that its expectations will be achieved. An important factor is the Company's ability to raise sufficient capital to execute its business plan and meet its obligations. Therefore, the actual results that are achieved may differ materially from any such forward looking information.

PART II.      OTHER INFORMATION

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (A)     Exhibits:

            2.1* Agreement and Plan of Merger, dated as of July 29,1996, between Toucan Gold Corporation, a Delaware Corporation, and Starlight Acquisitions, Inc., a Colorado Corporation (Exhibit 2.1).

            2.2** Share Exchange Agreement, dated May 10, 1996, by and among Starlight Acquisition, Inc. and the Shareholders of Toucan Mining Limited (Exhibit 2).

            3(i)* Certificate of Incorporation of Toucan Gold Corporation (Exhibit 4.1).

            3(ii)        Bylaws.

            10.1** Warrant Agreement, dated May 10, 1996, by and between Starlight Acquisitions, Inc. and R. Haydn Silleck, John
                         B. Marvin,Peter S. Daley and Jay Lutsky (Exhibit 10.1).

            10.2** Indemnification Agreement, dated May 10, 1996, by and among R. Haydn Silleck, John B. Marvin, Peter S. Daley, Jay Lutsky, Starlight Acquisition, Inc. and Toucan Mining Limited (Exhibit 10.2).

            16.1*        Statement  from Deloitte & Touche  regarding  change in
                         certifying   accountant   for  Toucan  Mining   Limited
                         (Exhibit 16.1).

            16.2** Statement from Comiskey & Company, P.C. regarding change in certifying accountants (Exhibit 16).

            27           Financial Data Schedule.

            99.1* Press Release, dated July 29, 1996, announcing Starlight's reincorporation and name change (Exhibit 99.1).
- ---------------------
         *Incorporated by reference from the exhibit shown in parenthesis contained in the Company's Current Report on Form 8-K dated August 8, 1996.
         **Incorporated by reference from the exhibit shown in parenthesis contained in the Company's Current Report on Form 8-K dated May 13, 1996.

                  (B)      Reports on Form 8-K

         On May 13, 1996, the Company filed a Current Report on Form 8-K (the "May 8-K") reporting (i) the share exchange and change of control of the Company under Items 1 and 2, (ii) the change in the Company's certifying accountant under Item 4 and (iii) the approval of a Regulation S offering and the approval of the Company's name change by the Board of Directors under Item 5. On June 19, 1996, the Company filed a Current Report on Form 8-K reporting the consummation of the Regulation S offering described in the May 8-K and the change in the Company's transfer agent, each under Item 5. On July 15, 1996, the Company filed an Amended Current Report on Form 8-K/A to amend the May 8-K to include the financial statements required under Item 7. On August 8, 1996, the Company filed a Current Report on Form 8-K to report (i) the engagement of new certifying accountants for the Company and the resignation of the former certifying accountant of Toucan Mining Limited, each under Item 4, and (ii) the reincorporation of the Company under Item 5.

CORPDAL:54279.3 29976-00001
                                      -10-

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Toucan Gold Corporation
                                               (Registrant)



Date:   August 23, 1996                    By:  /s/ Robert Jeffcock
                                                -------------------
                                                Robert Jeffcock
                                               (Principal Financial Officer and
                                                    Duly Authorized Officer)



CORPDAL:54279.3 29976-00001
                                      -11-

                                INDEX TO EXHIBITS





                 Exhibits                   Exhibit Item

                2.1 Agreement and Plan of Merger, dated as of July 29,1996, between Toucan Gold Corporation, a Delaware Corporation, and Starlight Acquisitions, Inc., a Colorado Corporation (Exhibit 2.1).

                2.2** Share Exchange Agreement, dated May 10, 1996, by and among Starlight Acquisition, Inc. and the Shareholders of Toucan Mining Limited (Exhibit 2).

                3(i)*    Certificate   of    Incorporation    of   Toucan   Gold
                         Corporation (Exhibit 4.1).

                3(ii)    Bylaws.

                10.1** Warrant Agreement, dated May 10, 1996, by and between Starlight Acquisitions, Inc. and R. Haydn Silleck, John
                         B.  Marvin,  Peter S.  Daley  and Jay  Lutsky  (Exhibit
                         10.1).

                10.2** Indemnification Agreement, dated May 10, 1996, by and among R. Haydn Silleck, John B. Marvin, Peter S. Daley, Jay Lutsky, Starlight Acquisition, Inc. and Toucan Mining Limited (Exhibit 10.2).

                16.1*    Statement  from Deloitte & Touche  regarding  change in
                         certifying   accountant   for  Toucan  Mining   Limited
                         (Exhibit 16.1).

                16.2** Statement from Comiskey & Company, P.C. regarding change in certifying accountants (Exhibit 16).

                27       Financial Data Schedule.

                99.1*    Press   Release,   dated  July  29,  1996,   announcing
                         Starlight's reincorporation and name change (Exhibit 99.1).

- ---------------------
         *Incorporated by reference from the exhibit shown in parenthesis contained in the Company's Current Report on Form 8-K dated August 8, 1996. **Incorporated by reference from the exhibit shown in parenthesis contained in the Company's Current Report on Form 8-K dated May 13, 1996.


CORPDAL:54279.3 29976-00001
                                      -12-