Form 10QSB/A
period 1996-06-30
TOUCAN GOLD CORP
filed 1996-10-15
CIK 850083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value:   5,664,600 Shares Outstanding at August 19, 1996

Transitional Small Business Disclosure Format.  Yes               No       X

CORPDAL:56132.1  29976-00001

                             Toucan Gold Corporation
                     (formerly Starlight Acquisitions, Inc.)
                          (a development stage company)

                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (See Accountants' Compilation Report)


                                                                                         June 30,      December 31,
          ASSETS                                                                            1996            1995

Cash                                                                                    $  84,310      $  45,208

Prepaid expenses                                                                           10,000              -

                  Total current assets                                                     94,310         45,208

Mineral rights                                                                            175,290        175,290

                  Total assets                                                          $ 269,600       $220,498

    LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                                      $ 165,136       $126,328

Accrued expenses and other                                                                 48,000             -

                  Total current liabilities                                               213,136        126,328

Stockholders' equity
    Preferred stock, par value $0.01 per share; authorized, 2,000,000 shares;
       no shares outstanding                                                                   -              -
    Common stock, $.01 par value per share in 1996 and no par
       value in 1995; authorized 32,000,000 shares in 1996 and
       1,000,000 in 1995; issued and outstanding, 5,664,600 shares
       in 1996 and 647,857 in 1995                                                         56,646         96,170
    Additional paid-in capital                                                            252,059             -
    Deficit accumulated during development stage                                         (252,241)        (2,000)

                  Total stockholders' equity                                               56,464         94,170
                  Total liabilities and stockholders' equity                            $ 269,600       $220,498



        The accompanying notes are an integral part of these statements.




CORPDAL:56132.1  29976-00001
                                       -2-

                             Toucan Gold Corporation
                     (formerly Starlight Acquisitions, Inc.)
                          (a development stage company)

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (See Accountants' Compilation Report)


                                                                                     Three months       Six months
                                                                                           ended             ended
                                                                                    June 30, 1996     June 30, 1996

Cost and expenses
    Consulting fees                                                                     $  65,358        $  117,020
    Legal and professional fees                                                            47,147            56,234
    Travel and entertainment                                                               22,369            51,028
    Public relations                                                                       10,108            10,108
    Maps and stationery                                                                     9,000             9,000
    Transfer agent                                                                          3,156             3,156
    Other                                                                                   1,984             3,695

                  Operating loss                                                        $(159,122)        $(250,241)

Net loss per share                                                                         $ (.03)           $ (.05)

Weighted average shares outstanding                                                     5,355,182         5,228,320



        The accompanying notes are an integral part of these statements.




CORPDAL:56132.1  29976-00001
                                       -3-

                             Toucan Gold Corporation
                     (formerly Starlight Acquisitions, Inc.)
                          (a development stage company)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                      (See Accountants' Compilation Report)





                                                                                             Deficit
                                                                                          accumulated
                                                                            Additional        during
                                   Preferred stock           Common stock     paid-in     development
                                  Shares     Amount     Shares      Amount    capital          stage         Total

Balance at January 1, 1996            -       $  -      647,857   $ 96,170  $      -      $  (2,000)       $ 94,170

Recapitalization of Toucan
    Mining Limited and
    merger with Starlight
    Acquisitions, Inc.                -          -    4,453,602      5,859     94,141            -          100,000

Issuance of common stock              -          -      563,141     11,263    101,272            -          112,535

Change in par value                   -          -           -     (56,646)    56,646            -                -

Net loss                              -          -           -          -          -       (250,241)       (250,241)

Balance at June 30, 1996              -        $ -    5,664,600   $ 56,646  $ 252,059     $(252,241)       $ 56,464



        The accompanying notes are an integral part of these statements.




CORPDAL:56132.1  29976-00001
                                       -4-

                             Toucan Gold Corporation
                     (formerly Starlight Acquisitions, Inc.)
                          (a development stage company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                      (See Accountants' Compilation Report)




                                                                                     Three months       Six months
                                                                                           ended             ended
                                                                                    June 30, 1996     June 30, 1996

Operating activities
    Net loss                                                                          $(159,122)       $(250,241)
    Net changes in operating assets and liabilities
       Prepaid expenses                                                                      -           (10,000)
       Accrued expenses                                                                  39,574           48,000

                  Net cash used in operating activities                                (119,548)        (212,241)

Financing activities
    Net on borrowings from related parties                                              (28,783)          38,808
    Issuance of common stock                                                            112,535          112,535
    Proceeds from merger with Starlight Acquisition, Inc.                               100,000          100,000

                  Net cash provided by financing activities                             183,752          251,343

                  Net increase in cash                                                   64,204           39,102

Cash at beginning of period                                                              20,106           45,208

Cash at end of period                                                                  $ 84,310         $ 84,310




        The accompanying notes are an integral part of these statements.




CORPDAL:56132.1  29976-00001
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

     During July 1996, Starlight formed Toucan Gold Corporation (Toucan Gold or the Company), a wholly-owned subsidiary and a Delaware corporation. On July 29, 1996, Starlight merged into Toucan Gold, and pursuant to the terms of the merger, the outstanding shares of Starlight were canceled in exchange for shares of Toucan Gold. The authorized shares of Toucan Gold include 2,000,000 and 30,000,000 shares of preferred stock and common stock, respectively, with par values of $.01. The balance sheet at June 30, 1996 reflects the new par value of the capital stock of Toucan Gold.

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


         The  accompanying  notes are an integral  part of these statements.




CORPDAL:56132.1  29976-00001
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





        The accompanying notes are an integral part of these statements.




CORPDAL:56132.1  29976-00001
                                       -7-

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

            3(i)* Certificate of Incorporation of Toucan Gold Corporation (Exhibit 4.1).

            3(ii)***     Bylaws.

            10.1** Warrant Agreement, dated May 10, 1996, by and between Starlight Acquisitions, Inc. and R. Haydn Silleck, John
                         B. Marvin, Peter S. Daley and Jay Lutsky (Exhibit 10.1)

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

            16.1*        Statement  from Deloitte & Touche  regarding  change in
                         certifying   accountant   for  Toucan  Mining   Limited
                         (Exhibit 16.1).

            16.2** Statement from Comiskey & Company, P.C. regarding change in certifying accountants (Exhibit 16).

            27           Financial Data Schedule.

            99.1*        Press   Release,   dated  July  29,  1996,   announcing
                         Starlight's reincorporation and name change (Exhibit 99.1).
---------------------
         *Incorporated by reference from the exhibit shown in parenthesis contained in the Company's Current Report on Form 8-K dated August 8, 1996.
         **Incorporated by reference from the exhibit shown in parenthesis contained in the Company's Current Report on Form 8-K dated
               May 13, 1996.
         *** Previously Filed

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


CORPDAL:56132.1  29976-00001
                                       -8-

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Toucan Gold Corporation
                                          (Registrant)



Date:   October 11, 1996           By:     /s/ Robert Jeffcock
                                           Robert Jeffcock
                                           (Principal Financial Officer and Duly
                                           Authorized Officer)



CORPDAL:56132.1  29976-00001
                                       -9-

                                INDEX TO EXHIBITS





              Exhibits                                Exhibit Item
     2.1* Agreement and Plan of Merger, dated as of July 29,1996, between Toucan
          Gold Corporation, a Delaware Corporation, and Starlight Acquisitions, Inc., a Colorado Corporation (Exhibit 2.1).
     2.2**Share Exchange  Agreement,  dated May 10, 1996, by and among Starlight
          Acquisition, Inc. and the Shareholders of Toucan Mining Limited (Exhibit 2).
     3(i)*Certificate  of  Incorporation  of Toucan  Gold  Corporation  (Exhibit
          4.1).
     3(ii)*** Bylaws.
     10.1** Warrant  Agreement,  dated May 10,  1996,  by and between  Starlight
          Acquisitions, Inc. and R. Haydn Silleck, John B. Marvin, Peter S. Daley and Jay Lutsky (Exhibit 10.1).
     10.2** Indemnification Agreement, dated May 10, 1996, by and among R. Haydn
          Silleck, John B. Marvin, Peter S. Daley, Jay Lutsky, Starlight Acquisition, Inc. and Toucan Mining Limited (Exhibit 10.2).
     16.1*Statement  from  Deloitte  & Touche  regarding  change  in  certifying accountant for Toucan Mining Limited (Exhibit 16.1).
     16.2**  Statement  from  Comiskey  &  Company,  P.C.  regarding  change  in certifying accountants (Exhibit 16).
     27   Financial Data Schedule.
     99.1*Press   Release,   dated  July  29,   1996,   announcing   Starlight's
          reincorporation and name change (Exhibit 99.1).
---------------------
         *Incorporated by reference from the exhibit shown in parenthesis contained in the Company's Current Report on Form 8-K dated August 8, 1996. **Incorporated by reference from the exhibit shown in parenthesis contained in the Company's Current Report on Form 8-K dated May 13, 1996. ***Previously filed.


CORPDAL:56132.1  29976-00001
                                      -10-