Form 10QSB
period 1996-09-30
TOUCAN GOLD CORP
filed 1996-11-19
CIK 850083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

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
                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.01 par value: 7,264,600 Shares Outstanding at November 14, 1996

Transitional Small Business Disclosure Format.  Yes               No       X

CORPDAL:57926.2  29976-00001

                             TOUCAN GOLD CORPORATION

                              INDEX TO FORM 10-QSB


Part I.

         FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)                          Page

                  Consolidated Balance Sheets as of
                  December 31, 1995 and September 30, 1996.....................3

                  Consolidated Statements of Operations for the
                  Three Months and Nine Months Ended
                  September 30, 1996...........................................4

                  Consolidated Statements of Stockholders'
                  Equity for the Nine Months Ended
                  September 30, 1996...........................................5

                  Consolidated Statements of Cash Flows
                  for the Three Months and Nine Months Ended
                  September 30, 1996...........................................6

                  Notes to Financial Statements................................7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............9

Part II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K.............................10

SIGNATURE         ............................................................11

CORPDAL:57926.2  29976-00001
                                                        -2-

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS



                                                                                   September 30,       December 31,
ASSETS                                                                               1996                     1995
                                                                             --------------------            -----

Cash                                                                                    $  41,715       $ 45,208
Prepaid expenses                                                                           10,000              -
                                                                                          -------   ------------

                  Total current assets                                                     51,715         45,208

Mineral rights                                                                            175,290        175,290
                                                                                         --------       --------

                                                                                        $ 227,005      $ 220,498
                                                                                         ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                                      $ 175,558       $126,328
Accrued expenses and other                                                                250,397             -
                                                                                         --------            --

                  Total current liabilities                                               425,955        126,328

Stockholders' equity (deficit)
    Preferred stock, par value .01 per share; authorized, 2,000,000
       shares; issued and outstanding, none                                                    -              -
    Common stock, $.01 par value per share in 1996 and no par
       value in 1995; authorized 30,000,000 shares in 1996 and
       1,000,000 in 1995; issued and outstanding, 5,664,600 shares
       in 1996 and 647,857 in 1995                                                         56,646         96,170
    Additional paid-in capital                                                            252,059             -
    Deficit accumulated during development stage                                         (507,655)        (2,000)
                                                                                         --------        -------

                  Total stockholders' equity (deficit)                                   (198,950)        94,170
                                                                                        ----------       -------
                                                                                        $ 227,005      $ 220,498
                                                                                         ========       ========



        The accompanying notes are an integral part of these statements.




CORPDAL:57926.2  29976-00001
                                                        -3-

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Three months          Six months
                                                                                        ended                ended
                                                                                    September 30,     September 30,
                                                                                         1996               1996

Cost and expenses
    Consulting fees                                                                   $    40,745       $   157,765
    Legal and professional fees                                                           150,145           216,379
    Travel and entertainment                                                               37,840            88,867
    Public relations                                                                       15,574            25,682
    Maps and stationery                                                                         -             9,000
    Transfer agent                                                                              -             3,156
    Other                                                                                  11,110             4,806
                                                                                       ----------        ----------

                  Net loss                                                            $  (255,414)       $  505,655
                                                                                      ===========        ==========

Loss per share                                                                          $    (.05)        $   (.09)
                                                                                        ==========        =========

Weighted average shares outstanding                                                     5,355,182         5,228,320
                                                                                      ===========        ==========



        The accompanying notes are an integral part of these statements.




CORPDAL:57926.2  29976-00001
                                                        -4-

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY






                                                                                             Deficit
                                                                                          accumulated
                                                                            Additional        during
                                   Preferred stock           Common stock     paid-in     development
                                  Shares     Amount     Shares      Amount    capital          stage         Total
                                  ------     ------    --------     ------   ---------        -------       ------

Balance at January 1, 1996            -        $ -      647,857   $ 96,170   $     -      $  (2,000)    $    94,170

Recapitalization of Toucan
    Mining Limited and
    merger with Starlight
    Acquisitions, Inc.                -          -    4,453,602      5,859     94,141            -          100,000

Issuance of common stock              -          -      563,141     11,263    101,272            -          112,535

Change in par value                   -          -           -     (56,646)    54,646           -               -

Net loss                              -          -           -          -          -       (505,655)      (505,655)
                                     ---        ---         ---        ---        ---      --------        -------

Balance at September 30, 1996         -        $ -    5,664,600   $ 56,646   $252,059     $(507,655)    $ (198,950)
                                     ===        ===   =========    =======    =======      ========      ==========



        The accompanying notes are an integral part of these statements.




CORPDAL:57926.2  29976-00001
                                                        -5-

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                     Three months      Nine months
                                                                                           ended             ended
                                                                                    September 30,    September. 30,
                                                                                          1996               1996

Operating activities
    Net loss                                                                          $(255,414)       $(505,655)
    Net changes in operating assets and liabilities
       Prepaid expenses                                                                      -           (10,000)
       Accrued expenses                                                                 202,397          250,397
                                                                                       --------         --------

                  Net cash used in operating activities                                 (53,017)        (265,258)

Financing activities
    Net borrowings from related parties                                                 (10,422)          49,230
    Issuance of common stock                                                                  -          112,535
    Proceeds from merger with Starlight Acquisition, Inc.                                     -          100,000
                                                                                  -------------         --------

                  Net cash provided by financing activities                              10,422          261,765
                                                                                        -------         --------

                  Net increase in cash                                                  (42,595)          (3,493)

Cash at beginning of period                                                              84,310           45,208
                                                                                        -------          -------

Cash at end of period                                                                  $ 41,715         $ 41,715
                                                                                        =======          =======



        The accompanying notes are an integral part of these statements.




CORPDAL:57926.2  29976-00001
                                                        -6-

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1996

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

NOTE B - GOING CONCERN

     The Company is a development stage company at September 30, 1996, and is still in the initial stages of exploration. However, management believes that the Company will be able to obtain adequate resources to develop its mineral rights. Management also believes that future revenues will exceed the carrying amount of the mineral rights and that revenues will be adequate to support the Company's cost structure and enable it to achieve profitable operations in the future.

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


        The accompanying notes are an integral part of these statements.




CORPDAL:57926.2  29976-00001
                                                        -7-

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1996



     NOTE D - MINERAL RIGHTS

         Costs incurred to acquire and develop mineral rights have been capitalized and will be amortized as revenues are generated from the holding of those rights. If future revenues are less than the carrying amount of the mineral rights, the Company may recognize a loss to write-down the mineral rights to their realizable value. The Company's wholly-owned Brazilian incorporated subsidiary, Mineradora de Bauxita Ltda., ("MBL"), is the registered holder of the mineral rights.


     NOTE E - RELATED PARTIES

         Amounts payable to related parties consist of the following at September 30, 1996:

         Stockholders                                         $  46,795
         Cardinal Holdings Limited                              127,849
         Mustardseed Estates Limited                                914
                                                               -----------

                                                              $ 175,558

         The loans to the stockholders are noninterest-bearing, unsecured and with no specific maturity date. The loans to Cardinal Holdings Limited and Mustardseed Estates Limited bear interest at 10%. These loans are unsecured and are due upon demand.


     NOTE F - SUBSEQUENT EVENTS

         On August 23, 1996, Toucan Gold entered into a letter of intent with two corporations that, subject to negotiation and execution of a definitive agreement, gives such corporations the right to earn a 50% interest in 10% of MBL's existing mining claims [in four blocks of claims aggregating 476 square miles] to be selected by such corporations, through the expenditure of $5 million (Canadian) in exploration costs with respect to MBL's mining claims over a two-year period

         On November 1, 1996, Toucan Gold issued 1,600,000 units at 2.50 per unit, consisting of one share of common stock plus warrants to purchase one common share at an exercise price of $3.50.


        The accompanying notes are an integral part of these statements.




CORPDAL:57926.2  29976-00001
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

         The consolidated financial statements for the three months and nine months ended September 30, 1996, reflect the results of the Company's operations, which consisted primarily of legal and consulting fees incurred by the Company for the merger between Starlight and Toucan Mining.

         The Company intends to undertake a program of mineral exploration to target and explore selected areas of its Brazilian mining claims to determine which areas are most likely to contain economic gold mineralization or to effectuate this program through joint ventures. A mapping program based upon satellite imagery will precede field investigation, which will include detailed geologic mapping, geochemical sampling and drilling in accordance with standard exploration practice. A program of this nature is likely to take several years. In the event of encouraging results in a particular area, a more concentrated study will be undertaken to provide the basis of a feasibility study for mineral development. MBL will also be working to acquire additional claims in the Cuiaba Basin in the State of Mato Grosso, Brazil.

         To fund this program for up to two years and to pay for normal expenses, the Company has entered into a letter of intent with HRC Development Corporation and Eldorado Gold Corporation (collectively "HRC-Eldorado") with respect to a mineral exploration joint venture and resolved to raise $4 million, less offering costs. Pursuant to the proposed joint venture with HRC-Eldorado, El-Dorado would earn a 50% interest in 10% of MBL's mining claims [in four blocks of claims aggregating 476 square miles] to be selected by HRC-Eldorado through the expenditure of Canadian $5 million by HRC-Eldorado within two years. The proposed joint venture is subject to the negotiation and execution of a definitive agreement.

         The Company has raised approximately $3.6 million in net proceeds through the issuance of 1,600,000 units at $2.50 per unit (Units), each unit consisting of one share of common stock and a warrant to purchase a share of common stock at an exercise price of $3.50, in an offering (the "Regulation S Offering") exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation S. This offering was completed on November 1, 1996.

         The Company plans to use the proceeds from the sale of the Units to finance the purchase of additional mining claims in the Cuiaba Basin, and for general working capital purposes. These claims cover in excess of 350 square miles in the Cuiaba Basin. If the purchase of all of such claims is consummated, the aggregate purchase price would consist of approximately U.S. $1,400,000 in cash and 350,000 shares of Common Stock. While the Company has an agreement with the owner of such claims with respect to the purchase terms, the Company's obligations thereunder are subject to its review of documentation relating to such claims. There can be no assurance that the purchase of such claims will be consummated.

         There is no assurance that the funds to be provided pursuant to the HRC-Eldorado joint venture, if effectuated, and the Regulation S Offering will be adequate. The Company's plan will be subject to review depending upon joint ventures with other companies, including the consummation of the HRC-Eldorado joint venture, the additional

CORPDAL:57926.2  29976-00001
                                                        -9-
     mining claims acquired and to be acquired, and the results obtained from its exploration activities. If the HRC- Eldorado joint venture is not effectuated, the Company will need to seek another joint venture partner to provide funds to implement the Company's exploration program and/or to raise additional capital through the issuance of additional securities, equity and/or debt, in the public and/or private capital markets. In addition, the Company's proposed exploration program could be adversely affected if costs rise materially because, among other things, the weather proves untypically harsh, unforeseen ground conditions are encountered, equipment becomes difficult to source or negotiations with surface owners become prolonged. MBL may spend more or less on claim acquisitions than currently estimated. There can be no assurance that the exploration program will result in the discovery of economic gold mineralization.

         Certain of the information contained in Parts I and II of this Form 10-QSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involves certain risks, uncertainties and additional costs described herein. The actual results that are achieved may differ materially from any foward looking projections, due to such risks, uncertainties and additional costs. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by reference to such risks, uncertainties and additional costs.

     PART II.     OTHER INFORMATION

     Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

                  (A)      Exhibits:

                           10.1 Agreement with Yorkton Securities Inc. dated October 17, 1996 (incorporated by reference from
                           Exhibit 10 in the Company's Current Report on Form 8-K dated October 21, 1996).

                           10.2 Amendment to Agreement with Yorkton Securities Inc. dated October 23,1996 (incorporated by reference from Exhibit 10.2 in the Company's Current Report on Form 8-K/A dated October 29, 1996).

                           10.3 Letter of intent, dated August 23, 1996, by and among Toucan Gold Corporation, Toucan Mining Limited, HRC Development Corporation, and Eldorado Gold Corporation (incorporated by reference from Exhibit 10 in the Company's Current Report on Form 8-K dated August 30, 1996).

                           27       Financial Data Schedule


                  (B)      Reports on Form 8-K:

         1. On August 30, 1996, the Company filed a Current Report on Form 8-K reporting the execution of the letter of intent with HRC Development Corporation and Eldorado Gold Corporation.

         2. On October 21, 1996, the Company filed a Current Report on Form 8-K reporting the execution of a placement agreement (Placement Agreement) with Yorkton Securities Inc. with respect to an offering (Offering) pursuant to Regulation S of 1,200,000 units (Units) to raise gross proceeds up to $3 million.

         3. On October 29, 1996, the Company filed a Current Report on Form 8-K/A reporting an amendment to the Placement Agreement increasing the size of the Offering to 1,600,000 Units to raise gross proceeds up to $4 million.


CORPDAL:57926.2  29976-00001
                                                        -10-

         4. On November 14, 1996, the Company filed a Current Report on Form 8-K reporting the consummation of the sale of 1,600,000 Units in the Offering at a purchase price of $2.50 per Unit, which raised gross proceeds of $4 million. Each Unit had a purchase price of $2.50 and consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $3.50.

CORPDAL:57926.2  29976-00001
                                                        -11-

                                    SIGNATURE


         In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TOUCAN GOLD CORPORATION
                                  (REGISTRANT)



Date:   November 18, 1996       By:/s/ Robert Jeffcock
                                   ------------------------
                                   Robert Jeffcock
                                  (Principal Executive and Financial Officer and
                                   Duly Authorized Officer)


CORPDAL:57926.2  29976-00001
                                                        -12-

                                INDEX TO EXHIBITS

                  Exhibits                           Exhibit Item

                  10.1*                     Agreement with Yorkton Securities
                                             Inc. dated October 17, 1996
                                             (Exhibit 10)

                  10.2**                    Amendment to Agreement with Yorkton
                                             Securities Inc., dated
                                             October 23, 1996 (Exhibit 10.2)

                  10.3***                   Letter of intent, dated August 23,
                                             1996, by and among Toucan Gold
                                             Corporation, Toucan Mining Limited,
                                             HRC Development Corporation, and
                                             Eldorado Gold Corporation
                                             (Exhibit 10)

                  27                        Financial Data Schedule


















                              ---------------------
         *Incorporated by reference from the exhibit shown in parenthesis contained in the Company's Current Report on Form 8-K dated October 21, 1996. **Incorporated by reference from the exhibit shown in parenthesis contained in the Company's Current Report on Form K/A dated October 29, 1996. ***Incorporated by referenced from the exhibit shown in parenthesis contained in the Company's
                Current Report on Form 8-K dated August 30, 1996.


CORPDAL:57926.2  29976-00001
                                                        -13-