Form 10KSB
period 1996-12-31
TOUCAN GOLD CORP
filed 1997-05-01
CIK 850083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

              [ X ] Annual report under Section 13 or 15 (d) of the
   Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996

              [   ] Transition report under Section 13 or 15 (d) of the
   Securities Exchange Act of 1934 For the transition period from_____to _______

Commission File Number 33-28562
                      ----------

                            Toucan Gold Corporation
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


         Delaware                                        75-2661571
-------------------------------                      -------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                       Identification No.)

26 Wellington Street East
Suite 905
Toronto, Ontario, Canada                                  M5E 1S2
(Address of Principal Executive Offices)                 (Zip code)

                                 (416)350-3657
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:


             Title of Each Class                    Name of Each
                    NONE                              Exchange
                                                  on Which Registered
                                                        N/A

Securities registered under Section 12(g) of the Exchange Act:

NONE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes  X            No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $   0
                                                           ----

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 7, 1997 was $6,015,062 based upon the average bid and ask price of the common stock on such date of $1 5/8 per share on the OTC Electronic Bulletin Board of NASDAQ. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be an admission that such executive officers, directors or 10% stockholders are affiliates.

As of April 7, 1997, there were 7,264,600 shares of the common stock, $.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format: Yes  X            No

CORPDAL:64048.5  29976-00001

                             TOUCAN GOLD CORPORATION



PART I                                                                                                  Page Number

Item 1 and 2.   Description of Business and Property..............................................................1

Item 3.         Legal Proceedings.................................................................................6

Item 4.         Submission of Matters to a Vote of Security-Holders...............................................6

PART II

Item 5.         Market for Common Equity and Related Stockholder Matters..........................................7

Item 6.         Management's Discussion and Analysis of Financial Condition or Plan of Operation..................9

Item 7.         Financial Statements

                Report of Independent Certified Public Accountants..............................................F-2

                Consolidated Balance Sheet as of December 31, 1996..............................................F-3

                Consolidated Statements of Operations for the year ended December 31, 1996 and the period from November 3, 1995 to December 31, 1995......................................F-4

                Consolidated Statement of Stockholders' Equity for the year ended December 31, 1996 and the period from November 3, 1995 to December 31, 1995......................................F-5

                Consolidated Statements of Cash Flows for the year ended December 31, 1996 and the period from November 3, 1995 to December 31, 1995......................................F-6

                Notes to Financial Statements...................................................................F-7

Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................................................11

PART III

Item 9.         Directors, Executive Officers, Promoters and Control Persons.....................................13

Item 10.        Executive Compensation...........................................................................14

Item 11.        Security Ownership of Certain Beneficial Owners
                  and Management.................................................................................14

Item 12.        Certain Relationships and Related Transactions...................................................16

Item 13.        Exhibits, List and Reports on Form 8-K...........................................................16

SIGNATURES.......................................................................................................18

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS...........................................19

INDEX TO EXHIBITS...........................................................................................INDEX-1

EXHIBIT 21 -- SUBSIDIARIES OF THE COMPANY....................................................................E-21-1

CORPDAL:64048.5  29976-00001
                                                         i

                                     PART I

ITEM 1 AND 2.  DESCRIPTION OF BUSINESS AND PROPERTY

General

         Toucan Gold Corporation (the "Company" or "Toucan") was organized in the State of Delaware on July 22, 1996. The Certificate of Incorporation of Toucan authorizes a class of 30,000,000 shares of common stock, par value $.01 per share (the "Company Common Stock"), and 2,000,000 shares of preferred stock, par value $.01 per share. The Company was formed for the purposes of reincorporating Starlight Acquisitions, Inc., a Colorado corporation ("Starlight"), in the State of Delaware (the "Reincorporation"). Starlight was incorporated on January 20, 1989. The Reincorporation was effected by merging (the "Merger") Starlight into the Company, which, prior to the Reincorporation, was a wholly owned subsidiary of Starlight, pursuant to an Agreement and Plan of Merger (the "Merger Agreement"). Upon completion of the Merger, Starlight ceased to exist, and Toucan continued to operate the business of Starlight under the name Toucan Gold Corporation. The Reincorporation became effective on July 29, 1996. As a result of the Reincorporation, each then outstanding share of Starlight common stock, no par value (the "Starlight Common Stock"), was converted into one share of Company Common Stock. Existing warrants (the "Starlight Warrants") to purchase an aggregate of 100,000 shares of Starlight Common Stock at an exercise price of $4.00 per share were exchanged into warrants (the "Toucan Warrants") to purchase an aggregate of 100,000 shares of Company Common Stock at an exercise price of $4.00 per share.

The Share Exchange

         Effective May 10, 1996, Toucan Mining Limited, an exploration stage company incorporated on November 3, 1995 under the laws of the Isle of Man (British Isles) ("Toucan Mining"), became a wholly owned subsidiary of Starlight when Starlight acquired all of the outstanding capital stock of Toucan Mining in exchange for 4,534,999 shares of Starlight Common Stock (the "Share Exchange) pursuant to a Share Exchange Agreement (the "Share Exchange Agreement"). As a result of the Share Exchange, each shareholder of Toucan Mining received seven shares of Starlight Common Stock for each share of common stock of Toucan Mining held by such shareholder. The shares of Starlight Common Stock received by the Toucan Mining shareholders in the Share Exchange were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and, therefore, are restricted securities. The Starlight Warrants issued in connection with Starlight's initial public offering expired pursuant to their terms prior to the Share Exchange and the Starlight Warrants were issued on May 10, 1996 to purchase an additional 100,000 shares of Starlight Common Stock at an exercise price of $4.00 per share, which were immediately exercisable and expire on the later of (i) the eighteenth month anniversary of the issuance date or (ii) the six month anniversary of the closing of the first registration of securities by the Company. The new Starlight Warrants were issued to former officers and directors of Starlight in consideration of, among other things, their agreement to indemnify Toucan Mining and Starlight with respect to certain representations in the Share Exchange Agreement and the cancellation of their prior warrants to purchase Starlight Common Stock. The Starlight Warrants provided for certain piggy-back registration rights with respect to the shares of Starlight Common Stock underlying the Starlight Warrants. Pursuant to the Reincorporation, the Starlight Warrants were exchanged into the Toucan Warrants to purchase an aggregate of 100,000 shares of Company Common Stock at an exercise price of $4.00 per share. The holders of the Toucan Warrants have certain piggy-back registration rights with respect to the shares of Company Common Stock underlying the Toucan Warrants. The Toucan Warrants are immediately exercisable and expire on the later of (i) the eighteenth month anniversary of the Share Exchange or (ii) the six month anniversary of the closing of the first registration of securities by the Company.

Toucan Mining Limited

         General. Toucan conducts its operations primarily through its wholly owned subsidiary, Toucan Mining. The principal executive office of Toucan Mining is located at Celtic House, Victoria Street, Douglas, Isle of Man IM99 1QZ. In turn, Toucan Mining conducts its operations primarily through its wholly owned subsidiary, Mineradora de Bauxita Ltda. ("MBL"), which is an authorized mining company organized under the laws of Brazil. The shares of MBL are held in trust by related Brazilian parties for the benefit of Toucan Mining. The registered office of MBL is located at Rua 24 de Outubro n(degrees) 3313, Santarem, state of Para, Brazil. The assets of MBL are mineral claims in the Cuiaba Basin, Mato Grosso, Brazil. See "Description of Exploration and Mining Concessions" below.


CORPDAL:64048.5  29976-00001
                                                         1

         Management. The directors of Toucan Mining are Robert P. Jeffcock, Paraic O'Dowd and David Karran. Mr. Jeffcock serves as Managing Director of Toucan Mining. The directors of MBL are Julio Lambertson Rabello and Carlos Edvardo Lins E Silva. Igor Mousasticoshvily, a U.S. trained geologist, serves as Chief of Operations of MBL. Neither Toucan Mining nor MBL are required to have titled officers.

Mining Claims

         As of December 31, 1996, MBL had exploration claims to 1,359,263 Hectares [5,246 square miles] ("Ha") (2.47 Acres to 1 Ha) in the Cuiaba Basin, Mato Grosso, Brazil. This area is approximately 160 kilometers long in a northeast/southwest direction and is from 30-100 kilometers wide. The claims are located between 15 - 16(degrees) 30' South latitude and between 55(degrees) 40'
- 57(degrees) West longitude. The large, provincial city of Cuiaba, the capital of Mato Grosso, is located within MBL's claim area.

         MBL is the beneficial owner of exploration claims to 1,234,948 Ha [4,766 square miles] that were filed in 1995 with the Departamento Nacional De Produca Mineral ("DNPM"), the Brazilian governmental agency responsible for regulating mineral rights. These claims included 303,190 Ha, which were contested by a previous claimant. The Ministry of Mines and Energy ruled against the previous claimant, and the decision was published in the Government Gazette on April 22, 1996. Accordingly, MBL's claim to the additional 303,190 Ha became effective on May 23, 1996, after which MBL was able to apply to the National Mineral Production Department (the "DNPM"), an agency of the Ministry of Mines and Energy, for formal documentation of the claim. See "Description of Exploration and Mining Concessions" below.

         In November 1996, the Company entered into an agreement with a Brazilian individual ("the seller") to acquire twenty-five (25) additional priority claims in the Cuiaba Basin. Pursuant to this agreement, the "seller" granted to a representative (the "Representative") of the Company an irrevocable power-of-attorney over all twenty-five (25) claims in the aggregate in the Cuiaba Basin in exchange for the Company (i) paying to the seller an initial payment in cash; (ii) paying to the seller additional payments in cash and issuing shares of Company Common Stock the amounts of both to be determined by the number of claims the DNPM certifies is held with priority, having good, clean and transferable title. The Representative has executed an agreement with Toucan Mining pursuant to which the Representative holds the power of attorney and such claims in trust on behalf of Toucan Mining. See "Description of Exploration and Mining Concessions" and "Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities" below.

         The Representative now holds on behalf of the Company an irrevocable power of attorney, over all of such claims, which entitles the Company, upon payment for such claims as hereinabove provided, to transfer such claims to MBL or another subsidiary of Toucan Mining. Sixteen (16) of the twenty-five (25) claims, which cover approximately 135,915 Ha, have been certified by the DNPM as held in priority, with good, clean and transferable title. Legal title to these sixteen (16) claims is in the process of being transferred to MBL or such other subsidiary of Toucan Mining pursuant to the power-of-attorney. There is no assurance that the remaining nine (9) claims will be certified by the DNPM and transferred to the Company.

         Access to Claims. The Cuiaba Basin has a network of hard top roads that are generally in good condition. MBL's claims are also criss-crossed with sand and gravel roads, the majority of which are well maintained. Daily scheduled commercial air service is available to and from Cuiaba.

Mining Operations

         The following discussion of MBL's mining operations includes a discussion of Brazilian law. The discussion of Brazilian law matters represents the Company's current understanding of applicable Brazilian law based on it and its advisors' and consultants' review of information relating thereto made available to them as of the date hereof.

         Description of Exploration and Mining Concessions. Under the Brazilian Federal Constitution, all mineral resources belong to Brazil. The government of Brazil does not grant outright ownership of a mineral deposit to a mining company. Prospecting and mining of mineral resources may be carried out only following the grant of a prospecting authorization or mining concession by the DNPM, an agency of the Ministry of Mines and Energy, which administers the Brazilian Mining Code and other laws and regulations governing prospecting and mining operations in Brazil. Mining concessions are granted only to Brazilian companies that have been duly authorized by the Ministry of Mines and Energy to act as a mining company. In 1995, the Brazilian government approved a constitutional amendment that eliminated the

CORPDAL:64048.5  29976-00001
                                                         2
requirement of Brazilian control of mining companies, so that a Brazilian mining company can be 100% foreign owned and still qualify as a mining company.

         Under Brazilian law, in order to obtain a mining concession, a mining company must first obtain an exploration permit (referred to herein as a claim). The first step in obtaining a mining claim is filing an application with the DNPM, which must include an exploration plan as well as comply with certain other requirements.

         Under Brazilian law, if a claim is granted, the granting of the claim will, in due course, be published by the Brazilian authorities in the Government Gazette. Such publication can occur from one to twenty years from the date of the claimant making such application with respect to such claim. Once the claim is published in the Government Gazette an annual tax of $0.20 per item is payable on the published claim.

         The granting of a mining claim conveys the right to explore the area covered by the claim. Claims are granted for a three-year term, renewable on request, subject to an annual fee. Exploration must begin in accordance with the exploration plan forming part of the application within a specified period of the claim being granted. The claim may be canceled at the discretion of the DNPM if the claim holder suspends exploration for a period of more than three consecutive months or 120 non-consecutive days. The holder of a terminated claim may reapply to regain the claim area. The onus is on the claim holder to notify the DNPM of any changes to the exploration plan. On completion of the work, a final report must be filed with the DNPM describing the results of the exploration program.

         Mining concessions are granted only after exploration demonstrates the existence of a mineral deposit that is economically exploitable. Therefore, the report filed by the claimant with the DNPM must include an economic assessment of the claim area and a feasibility analysis. Moreover, the claimant must demonstrate to the DNPM that it has the financial capability to carry out the proposed plan. The application for a concession must also include an environmental plan, covering water treatment, soil erosion, air quality control, re-vegetation and reforestation and site reclamation. Once granted, the terms of the concession will include conditions concerning mitigating environmental impacts, site safety, construction codes, waste disposal and site reclamation. Following application, the DNPM may request additional information.

         A mining concession grants the right to extract and process the mineral contained in the deposit in accordance with the plan approved by the DNPM and allows a mining company to exploit the deposit to exhaustion, usually without a predetermined or fixed term. The concession holder also has the right to sell, transfer or lease such rights to a third party subject to DNPM approval. After the grant of the mining concession is published in the Government Gazette, a concession holder has 90 days to request possession of the deposit, and initial work in accordance with the mining plan must begin within six months of the publishing date. Once begun, mining may not be suspended for a period of more than six months on penalty of a possible cancellation of the concession at the discretion of the DNPM. However, management understands that longer suspensions have been granted by the DNPM. Annual statistical data on production must be reported to the DNPM, which will also send representatives on periodic site inspections. Failure to comply with regulations and mining plans may result in penalties ranging from fines and other restitution to cancellation of the mining concession and/or prison terms for officers of the company.

         The Brazilian Mining Code and the Federal Constitution of Brazil impose on mining companies requirements relating to, among other things, the manner in which mineral deposits are exploited, the health and safety of workers, the protection and restoration of the environment, the prevention of pollution and the promotion of the health and safety of local communities where the mines are located. The Mining Code also imposes certain notification and reporting requirements.

         Landowners. The majority of land covered by MBL's claims is a sandy gravely soil covered in light scrub. Cattle ranching is the principal agricultural activity. Except where the claims fall within a township such as Cuiaba, the majority of the land is agricultural and has a low value.

         The Brazilian Mining Code requires a claim holder to obtain the consent of the surface owners to access the surface of the property. This usually entails some form of an agreement between the claim owner and the surface owner involving the payment of compensation to the surface owners for damage and loss of income caused by the use and occupation of their land in connection with mining activities. In the event that an agreement cannot be reached with the surface owner, MBL may seek legal recourse under Brazilian law, which provides that a claim holder has the right of

CORPDAL:64048.5  29976-00001
                                                         3
access if conducting mineral exploration activities, by seeking a judicial order to determine the amount of surface damage to the property and to grant the surface owner a royalty on future production.

         Brief History of Previous Operations. Gold mining in the Cuiaba Basin began around 1719. Mining activity was sporadic, tending to coincide with periods of high gold price or technical innovations that enabled profitable extraction of the gold. The most recent phase of activity occurred during the 1980's when a period of high gold prices coincided with the availability of sophisticated metal detectors. Miners quickly realized that by using this equipment, near-surface gold mineralization (nuggets) could be readily located and recovered with the help of earth moving equipment. Thousands of hectares were stripped of soil and vegetation. The easily located nugget fields now appear to be exhausted as do the majority of the easily mined mineralized quartz veins.

         Climate. Exploration and mining operations are possible throughout the year. The rainy season is from December through to April. There are only occasional thunder storms from May to December. In summer (December - February) the temperature can reach as high as 45 degrees Centigrade although the mean temperature is 35 degrees Centigrade.

         Environmental Laws. Previous miners have stripped thousands of hectares of soil and vegetation in the Cuiaba Basin. MBL will arrange to document the existing environmental condition of its claims to place on record with the environmental authorities the damage done to the environment by previous operators. Environmental regulation and protection in Brazil is based on provisions of the Federal Constitution, and of federal, state and municipal legislation. Mining and industrial activities require the preparation of an environmental impact statement and the acquisition of an environmental permit. In addition, the Mining Code requires the reclamation and restoration of mined areas.

         Gold Sales. Gold mined in Brazil must be sold (i) to the Central Bank of Brazil (via one of their registered agents), (ii) to the Sao Paulo gold exchange or (iii) to any registered gold buyer in Brazil. The price paid is normally the London afternoon Gold Fix. On occasion a premium is paid of typically 2%. The agent charges a commission that is normally between 0.5 - 1.0%. The seller of the gold is paid in U.S. Dollars.

         Brazilian Taxation. In general, Brazilian mining companies are subject to a 25% income tax and an 8% social security contribution. Dividends paid to shareholders domiciled abroad are subject to a 15% withholding tax by the Brazilian taxing authority.

         Exchange Controls. Exchange transactions are generally controlled by the Central Bank of Brazil which authorizes a series of banks to act in the foreign exchange market, selling and buying currencies. There is a commercial rate of exchange published daily by the Central Bank based upon market results on said day. A free market, and quotation system exists, mainly dealing with tourist activities. Both rates have been extremely close since the inception of the stabilization plan ("Plano Real") several years ago. Subject to certain registration requirements with the Central Bank of Brazil and compliance with certain regulations, MBL may repatriate U.S. Dollars earned from its Brazilian operations to Toucan Mining or the Company through the repayment of loans and the payment of dividends. On occasions in the past, Brazil has imposed temporary restrictions on the conversion and remittance of foreign capital, for example when there was a serious imbalance in Brazil's balance of payments. In such circumstances, the Company could be adversely affected, if the exchange control rules were changed to delay or deny remittances abroad from MBL.

         Description of Present Condition of Property; Modernization and Physical Condition of Plan and Equipment. MBL intends to obtain mining concessions by undertaking a program of mineral exploration to target and explore selected areas of its Brazilian mining claims to determine which areas are most likely to contain economic gold mineralization. A mapping program based upon satellite imagery will precede field investigation, which will include detailed geologic mapping, geochemical sampling and drilling in accordance with standard exploration practice. A program of this nature (bearing in mind the size of MBL's claim area) is likely to take several years and could involve joint ventures. In the event of encouraging results in a particular area, a more concentrated study (with closely spaced drilling and metallurgical analysis) will be undertaken to provide the basis of a feasibility study for mineral development. MBL will also be working to acquire additional claims in the Cuiaba Basin.

         At this time, MBL is an exploration stage company and has no probable or proven reserves as defined by the rules and regulations of the Securities and Exchange Commission.


CORPDAL:64048.5  29976-00001
                                                         4

         Description of the Rock Formations and Mineralization. The rocks of the Cuiaba Basin are phyllites of Archean age, which means they are amongst the oldest rocks known and, although they were originally formed from fine grained sediments (mudstones and siltstones), they have been converted to micaceous metamorphic rocks as a result of exposure to elevated temperatures and pressures.

         The Cuiaba Basin has apparently been unusually tectonically stable over an extended period of geologic time, allowing the development of a very deep weathering profile in a climate characterized by alternating wet and dry conditions.

         Primary gold mineralization appears to be related to irregular quartz veins thought to have formed during a period of metamorphism. The near surface gold mineralization (nuggets, flakes and colors) is believed by management to have developed as a result of leaching and upward migration of gold in solution during development of the soil profile. Similar gold occurrences or "nugget patches" recently recognized in Western Australia have been found to be associated with primary gold mineralization at depth. Management believes that the broad areas of nugget development in the Cuiaba Basin suggest surface manifestations of deeper, disseminated and probably very fine grained, primary gold mineralization of the sort found in Western Australia.

Exploration and Development Risks

         The exploration for and development of mineral deposits involves significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of gold reserves may result in substantial rewards, few properties that are explored are ultimately developed into producing mines. Major expenses may be required to establish gold reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. There can be no assurance that the exploration programs planned by the Company, Toucan Mining and/or MBL will result in a profitable commercial mining operation. There is aggressive competition within the mining industry for the discovery and acquisition of properties considered to have commercial potential. Toucan Mining, MBL and the Company will compete with other interests, many of which have greater financial resources than they will have, for the opportunity to participate in promising projects. Significant capital investment is required to achieve commercial production from successful exploration efforts.

         Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as size, grade and proximity to infrastructure, as well as gold prices which are highly cyclical and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Company not receiving an adequate return on investment capital.

         The economic feasibility of prospective projects such as the mineral claims in the Cuiaba Basin is based upon, among other things, estimates of reserves, metallurgic recoveries, capital and operating costs of such projects and future gold prices. These and other prospective projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

         Development projects have no operating history upon which to base estimates of future cash operating costs and capital requirements. In particular, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from drill holes and other sampling techniques and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates from metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result it is possible that actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns initially estimated.

         In addition, mining operations generally involve a high degree of risk. If MBL were to discover gold reserves and bring them into production, MBL would be subject to all of the hazards and risks normally encountered in the exploration, development and production of gold, including unusual and unexpected geology formations, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of materials, and of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although adequate precautions to minimize risk will be taken, mining operations are subject to

CORPDAL:64048.5  29976-00001
                                                         5
hazards such as equipment failure or failure of retaining dams around tailings, disposal areas which may result in environmental pollution and consequent liability.

Proposed Canadianization Transaction

         On November 1, 1996, the Company completed an offering pursuant to Regulation S promulgated under the Securities Act in which the Company raised aggregate gross proceeds of $4 million. The placement agent for the offering was Yorkton Securities Inc. ("Yorkton"). See "Item 5. Market for Common Equity and Related Stockholder Matters-- Recent Sales of Unregistered Securities."

         Pursuant to the placement agreement with Yorkton, the Company has agreed that (a) it will use its reasonable best efforts to call a meeting of the stockholders of Toucan (or otherwise obtain any required stockholder approval) before October 15, 1997, for the purpose of requesting the stockholders to authorize and approve a merger of Toucan with a Canadian company (the "Canadian Successor Company") quoted on the Canadian Dealer Network that has been a reporting issuer in Canada for at least one year and that is not in default. In addition, pursuant to the placement agreement with Yorkton, the Canadian Successor Company will appoint Yorkton as exclusive agent for and on behalf of the Canadian Successor Company to sell certain securities in a placement on behalf of the Canadian Successor Company on or prior to October 15, 1998 pursuant to certain terms set forth in the placement agreement. This subsequent offering is subject to a number of conditions, including the determination by the Board of Directors of the Canadian Successor Company in its sole discretion that raising additional capital in the minimum amount of U.S. $5,000,000 is in the best interests of the Canadian Successor Company.

         The Company has had discussions with prospective Canadian successor companies, but no definitive agreement with a Canadian successor company has been reached at this time.

Employees.

         As of March 31, 1997, the Company employed seven (7) individuals.


                            ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding, nor is the Company's property the subject of a pending legal proceeding.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

CORPDAL:64048.5  29976-00001
                                                         6

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company Common Stock is listed on the OTC Electronic Bulletin Board of NASDAQ. The following table indicates the quarterly high and low bid price for the Company Common Stock on the OTC Electronic Bulletin Board for the period during 1996 in which quotations were available for Starlight Common Stock or Company Common Stock and for the first quarter of fiscal year ending December 31, 1997. Prior to the consummation of the Share Exchange Agreement on May 10, 1996, there was no public trading market for Starlight Common Stock. For the purposes of the following table, the periods prior to July 29, 1996 refer to Starlight Common Stock. Such inter-dealer quotations do not necessarily represent actual transactions, and do not reflect retail mark-ups, mark-downs or commissions.

                                                  OTC ELECTRONIC
                                                  BULLETIN BOARD
                                                     BID PRICE

                                                     HIGH              LOW
         CALENDAR 1996
         1st Quarter                                 $  N/A            $  N/A
         2nd Quarter (May 9-June 30)                 $ 2.65            $   .25
         3rd Quarter                                 $ 4.125           $  1.25
         4th Quarter                                 $ 3.9375          $  2

         CALENDAR 1997
         1st Quarter                                 $ 2.125           $  1.25

         On April 7, 1997, the bid price of the Company Common Stock as reported on the OTC Electronic Bulletin Board was $1 5/8.

         As of April 7, 1997, there were approximately 347 holders of record of the Company Common Stock.

         The Company has not declared or paid any cash or other dividends on the Company Common Stock to date for the last two (2) fiscal years and in any subsequent period for which financial information is required and has no intention of doing so in the foreseeable future.

Recent Sales of Unregistered Securities

         The following contains information for all securities that the Company sold within the past year without registering the securities under the Securities Act:

1. Effective May 10, 1996, Toucan Mining Limited became a wholly owned subsidiary of Starlight when Starlight acquired all of the outstanding capital stock of Toucan Mining in exchange for 4,534,999 shares of Starlight Common Stock pursuant to the Share Exchange Agreement. As a result of the Share Exchange, each shareholder of Toucan Mining received seven shares of Starlight Common Stock for each share of common stock of Toucan Mining held by such shareholder. The shares of Starlight Common Stock received by the Toucan Mining shareholders in the Share Exchange were issued in a transaction exempt from registration under Section 4(2) and Regulation D promulgated under the Securities Act and, therefore, are restricted securities. The Starlight Warrants were issued to former officers and directors of Starlight in consideration of, among other things, their agreement to indemnify Toucan Mining and Starlight with respect to certain representations in the Share Exchange Agreement. The Starlight Warrants were issued in a transaction exempt from registration under the Securities Act pursuant to Section 4(2) of the Securities Act and, therefore, are restricted securities. The holders of such warrants were granted certain piggy-back registration rights with respect to the shares of Starlight Common Stock underlying such warrants.

2. On May 20, 1996, Starlight consummated an offering of 563,141 shares of Starlight Common Stock pursuant to Regulation S promulgated under the Securities Act. The offering price was $0.20 per share of Starlight

CORPDAL:64048.5  29976-00001
                                                         7

Common Stock, and the shares of Starlight Common Stock issued pursuant to said offering were issued on June 17, 1996.

3. The Company was organized in the State of Delaware for the purposes of reincorporating Starlight, a Colorado corporation, in the State of Delaware. The Reincorporation was effected by merging Starlight into the Company, which, prior to the Reincorporation, was a wholly owned subsidiary of Starlight, pursuant to an Agreement and Plan of Merger. Upon completion of the Merger, Starlight ceased to exist, and Toucan continued to operate the business of Starlight under the name Toucan Gold Corporation. The Reincorporation became effective on July 29, 1996. As a result of the Reincorporation, each then outstanding share of Starlight Common Stock, no par value, was converted into one share of Company Common Stock. The Starlight Warrants to purchase an aggregate of 100,000 shares of Starlight Common Stock at an exercise price of $4.00 per share were exchanged into Toucan Warrants to purchase an aggregate of 100,000 shares of Company Common Stock. The Toucan Warrants provided for certain piggy-back registration rights with respect to the shares of Company Common Stock underlying such warrants. The shares of Company Common Stock and the Toucan Warrants issued pursuant to the Merger were issued in a transaction exempt from registration under Rule 145(d) of the Securities Act.

4. On November 1, 1996, the Company completed the offering (the "Yorkton Offering") of 1,600,000 Units for aggregate gross proceeds of U.S. $4 million. Each Unit consisted of one share of Company Common Stock, par value $.01 per share and one Company Common Stock share purchase warrant (the "Company Warrants"). Each Company Warrant entitles the holder to subscribe for one additional share of Company Common Stock at a price of U.S. $3.50 per share at any time prior to the close of business on the first anniversary of the original date of issue of the Company Warrants, subject to adjustment in connection with certain anti-dilution provisions. The price of the Units was U.S. $2.50 per Unit. The placement agent for the offering was Yorkton Securities Inc. ("Yorkton"). Yorkton received a commission of 8% of the gross proceeds of the offering and was reimbursed for its fees and expenses. The net proceeds to the Company were approximately U.S. $3,600,000. The offering was conducted pursuant to Regulation S promulgated under the Securities Act and to exemptions from the offering requirements in any jurisdiction in which the Units were offered. Accordingly, the Units were not offered or sold in the United States or to U.S. persons, as defined in Regulation S.

5. Certain of the net proceeds of the Yorkton Offering were to be used by MBL or another Brazilian mining subsidiary of the Company to acquire mining claims in the Cuiaba Basin. These claims, which number twenty-five (25) in the aggregate, are in the process of being acquired pursuant to the following agreement and understanding:

                  (i) The Company will make an initial payment to the seller in the amount of U.S. $500,000. Upon receiving this initial payment, the seller will grant to the Representative of the Company an irrevocable power-of-attorney over all twenty-five
                  (25) Claims.

                  (ii) The Company will pay to the seller cash in the amount of U.S. $36,000 for each claim that the DNPM certifies is held with priority, having good, clean and transferable title. See "Description of Exploration and Mining Concessions" below.

                  (iii) The Company will issue to the seller 12,000 shares of the Company Common Stock for each claim that DNPM certifies is held with priority, having good, clean and transferable title.

                  (iv) The Company will issue to the seller a bonus payment of 50,000 shares of the Company Common Stock if and when the seller transfers good and clean title to all twenty-five (25) claims to the Company.

         The initial payment of U.S. $500,000 has been made by the Company to the seller. Hence, the Representative on behalf of the Company now holds an irrevocable power of attorney over all such claims, which entitles the Company, upon payment for such claims as hereinabove provided, to transfer such claims to MBL or another subsidiary of Toucan Mining. In December 1996, fourteen (14) of the twenty-five (25) claims were certified by the DNPM as held in priority, with good, clean and transferable title. In April 1997, two (2) additional claims were certified by the DNPM as held in priority, with good, clean and transferrable title. These sixteen (16) claims cover approximately 135,916 Ha. Accordingly, in December 1996, the Company made an additional

CORPDAL:64048.5  29976-00001
                                                         8
         payment to the seller of U.S. $504,000 (14 x 36,000). In addition, the Company is obligated to pay to seller $72,000 (2 x $36,000) and to issue to the seller 193,000 (16 x 12,000) shares of the Company Common Stock with respect to such claims. Legal title to these sixteen (16) claims is in the process of being transferred to MBL pursuant to the power-of-attorney.

         If all remaining nine (9) claims are so certified by the DNPM, the Company will pay to the seller an additional $324,000 and will issue to the seller an additional 108,000 shares of the Company Common Stock, and legal title to these claims will be transferred to MBL. There is no assurance that these remaining claims will be certified by the DNPM and transferred to the Company.

 ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN
                                  OF OPERATION

         Effective May 10, 1996, Starlight acquired all of the outstanding capital stock of Toucan Mining in exchange for shares of Starlight Common Stock. As a result of the Share Exchange, a change in control of Starlight occurred, whereby Toucan Mining is deemed to have acquired Starlight. See Notes to the Consolidated Financial Statements.

         Toucan Mining is a development stage company that conducts its operations primarily through its wholly-owned subsidiary, MBL, which is an authorized mining company organized under the laws of Brazil. MBL has been financed entirely by Toucan Mining for the purpose of conducting mineral exploration, specifically gold exploration.

         During July 1996, Starlight formed the Company as a wholly-owned subsidiary. On July 29, 1996, Starlight merged into the Company, and pursuant to the terms of the Merger, the outstanding shares of Starlight Common Stock were canceled in exchange for shares of the Company Common Stock.

         The  consolidated  financial  statements  for  the  fiscal  year  ended
December 31, 1996, reflect the results of the Company's operations, which consisted primarily of legal and consulting fees incurred by Toucan Mining with respect to the Share Exchange and by the Company for the Reincorporation transaction between Starlight and the Company, compliance with reporting requirements of applicable securities laws, and financing and joint venture transactions by the Company. In addition, Starlight and the Company incurred travel and interest expense on short-term loans.

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

         The Company will incur major expenses to establish the existence of gold reserves. Accordingly, to fund the Company's exploration program for up to two years and to pay for normal expenses, the Company will need to raise substantial funds or enter into joint ventures with industry partners who agree to provide such funds. There can be no assurance that the Company will be able to raise such capital if needed or on terms that are favorable to the Company or to enter into such joint ventures on terms favorable to the Company. The plan will be subject to review depending upon the results obtained. Costs could rise if, among other things, the weather proves untypically harsh, unforeseen ground conditions are encountered, equipment becomes difficult to source or negotiations with surface owners become prolonged. MBL may spend more or less on claim acquisitions than currently estimated. There can be no assurance that the exploration program will result in the discovery of economic gold mineralization. The matters discussed herein contain forward-looking statements that involve certain risks, uncertainties and additional costs detailed herein. The actual results that are achieved may differ materially from any forward-looking projections, due to such risks, uncertainties and additional costs.

         The Company has raised approximately $3.6 million in net proceeds through the issuance of 1,600,000 Units at $2.50 per Unit, each Unit consisting of one share of Company Common Stock and a warrant to purchase a share of Company Common Stock at an exercise price of $3.50, in an offering exempt from registration under the Securities Act pursuant to Regulation S. This offering was completed on November 1, 1996.


CORPDAL:64048.5  29976-00001
                                                         9

         The Company has used certain of the proceeds from the sale of the Units to finance the purchase of additional mining claims in the Cuiaba Basin, to begin its exploration program, and for general working capital purposes. If the purchase of all of such claims is consummated, the aggregate purchase price would consist of approximately U.S. $1,400,000 in cash and 350,000 shares of Company Common Stock, of which $1,004,000 has been paid to date and 168,000 shares of Company Common Stock are to be issued for claims that have been acquired to date. While the Company has an agreement with the owner of such claims with respect to the purchase terms with respect to the remaining claims, the Company's obligations thereunder are subject to its review of documentation relating to such claims. There can be no assurance that the acquisition of the remaining claims will be consummated. See "Item 1 and 2. Description of Business and Property - Mining Claims" and "Item 5. Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities."

         The Company had entered into a letter of intent (the "Letter of Intent") with Eldorado Gold Corporation ("Eldorado") pursuant to which Eldorado would earn a 50% interest in 10% of MBL mining claims to be selected by Eldorado, through the expenditure of Canadian $5 million by Eldorado within two years. The Letter of Intent was subject to a number of conditions, including the negotiation and execution of a definitive agreement within a certain time period. These conditions were not fulfilled, and the Letter of Intent has expired by its terms. Eldorado has asserted the position that the Letter of Intent constituted a binding agreement that it may seek to enforce if definitive documents reflecting the terms of the Letter of Intent are not executed. The Company believes that El Dorado's position is without merit.

         Certain of the information contained in this Annual Report on Form 10-KSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involves certain risks, uncertainties and additional costs described herein. The actual results that are achieved may differ materially from any forward looking projections, due to such risks, uncertainties and additional costs. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by reference to such risks, uncertainties and additional costs.

                          ITEM 7. FINANCIAL STATEMENTS

         Filed herewith beginning on page F-1 are the following audited financial statements of the Company:



                                                                                                           Page No.
Report of Independent Certified Public Accountants..............................................................F-2

Consolidated Balance Sheet as of December 31, 1996..............................................................F-3

Consolidated Statements of Operations for the year ended December 31, 1996 and the period from November 3, 1995 to December 31, 1995.....................................................F-4

Consolidated Statements of Stockholders' Equity for the year ended December 31, 1996 and the period from November 3, 1995 to December 31, 1995.....................................................F-5

Consolidated Statement of Cash Flows for the year ended December 31, 1996 and the period from November 3, 1995 to December 31, 1995.....................................................F-6

Notes to Financial Statements...................................................................................F-7

CORPDAL:64048.5  29976-00001
                                                        10

                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                                DECEMBER 31, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Toucan Gold Corporation


We have audited the accompanying consolidated balance sheet of Toucan Gold Corporation, as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1996 and the period from November 3, 1995 (inception) to December 31, 1995. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note C, Toucan Gold Corporation is a development stage company with a significant investment in unproven mineral rights. The Company is undertaking a program of mineral exploration.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toucan Gold Corporation as of December 31, 1996, and the results of its operations and its cash flows for the year ended December 31, 1996 and the period from November 3, 1995 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Dallas, Texas
March 31, 1997




         The accompanying notes are an integral part of this statement.

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1996



                                     ASSETS

Cash                                                                            $2,031,045

Prepaid expenses                                                                     6,374

                  Total current assets                                           2,037,419

Mineral rights                                                                   1,691,442

                                                                                $3,728,861

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                                 $ 9,051

Accrued expenses and other liabilities                                              29,311

                  Total current liabilities                                         38,362

Stockholders' equity
    Preferred stock, par value .01 per share; authorized, 2,000,000
       shares; issued and outstanding, none                                              -
    Common stock, $.01 par value per share; authorized 30,000,000
       shares; issued and outstanding, 7,432,600 shares                             74,326
    Additional paid-in capital                                                   4,050,679
    Deficit accumulated during the development stage                              (434,506)
                                                                                 ---------

                  Total stockholders' equity                                     3,690,499

                                                                                $3,728,861
                                                                                 ---------


         The accompanying notes are an integral part of this statement.

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

            For the year ended December 31, 1996 and the period from
                      November 3, 1995 to December 31, 1995


                                                                                                    For the period
                                                                                                   November 3, 1995
                                                                                                     (commencement
                                                                                                    of operations)
                                                                                                           through
                                                                      1996           1995          December 31,1996
                                                                     ------         ------         ----------------

Cost and expenses
    Legal and professional fees                                   $ 180,442        $ 2,500           $ 182,942
    Travel and entertainment                                        114,264         42,553             156,817
    Public relations                                                 33,655             -               33,655
    Other                                                            31,452          9,120              40,572
                                                                    -------         ------             -------

                  Total cost and expenses                           359,813         54,173             413,986

Other (income) expense
    Foreign currency gain                                            (1,342)        (8,830)            (10,172)
    Interest income                                                 (17,650)            -              (17,650)
    Interest expense                                                 48,342             -               48,342
                                                                    -------            ---             -------

                  Total other (income) expense                       29,350         (8,830)             20,520
                                                                    -------        -------             -------

                  Net loss                                        $ 389,163       $ 45,343           $ 434,506
                                                                   ========        =======            ========

Loss per share                                                       $.09            $.07                $.09
                                                                      ===             ===                 ===

Weighted average shares outstanding                               4,210,334        647,857           4,858,191
                                                                  =========        =======           =========

         The accompanying notes are an integral part of this statement.

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

            For the year ended December 31, 1996 and the period from
                      November 3, 1995 to December 31, 1995


                                                                                          Deficit
                                                                                       accumulated
                                                                        Additional         during
                                                        Common stock      paid-in      development
                                                 Shares       Amount      capital           stage            Total
                                                 ------       ------    ----------     -----------           -----

Balance at November 3, 1995                           -      $     -    $       -      $      -          $      -

Issuance of common stock                         647,857       96,170           -             -              96,170

Net loss                                              -            -            -        (45,343)           (45,343)
                                                     ---          ---          ---      --------           --------

Balance at December 31, 1995                     647,857       96,170           -        (45,343)            50,827

Recapitalization of Toucan Mining
    Limited and merger with Starlight
    Acquisitions, Inc.                         4,453,602      (50,787)     150,787            -             100,000

Issuance of common stock, net of
    expenses of $519,700                       2,331,141       28,943    3,899,892            -           3,928,835

Net loss                                              -            -            -       (389,163)          (389,163)
                                                     ---          ---          ---      --------          ---------

Balance at December 31, 1996                   7,432,600     $ 74,326   $4,050,679     $(434,506)        $3,690,499
                                               =========      =======    =========      ========          =========


         The accompanying notes are an integral part of this statement.

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the year ended December 31, 1996 and the period from
                      November 3, 1995 to December 31, 1995


                                                                                                    For the period
                                                                                                   November 3, 1995
                                                                                                     (commencement
                                                                                                    of operations)
                                                                                                           through
                                                                      1996           1995          December 31,1996
                                                                     ------         ------         ----------------

Operating activities
    Net loss                                                     $ (389,163)     $ (45,343)         $ (434,506)
    Net changes in operating assets and liabilities
       Prepaid expenses                                               1,626         (8,000)             (6,374)
       Accrued expenses                                             (11,289)        40,600              29,311
                                                                   --------        -------             -------

                  Net cash used in operating activities            (398,826)       (12,743)           (411,569)

Investing activities
    Acquisition of mineral rights                                (1,235,912)      (119,530)         (1,355,442)

Financing activities
    Net repayments/borrowings from related parties                  (72,260)        81,311               9,051
    Issuance of common stock, net of expenses                     3,624,835         64,170           3,689,005
    Proceeds from merger with Starlight Acquisitions, Inc.          100,000             -              100,000
                                                                   --------            ---            --------

                  Net cash provided by financing activities       3,652,575        145,481           3,798,056
                                                                 ----------       --------          ----------

                  Net increase in cash                            2,017,837         13,208           2,031,045

Cash at beginning of period                                          13,208             -                   -
                                                                    -------            ---                 --

Cash at end of period                                           $ 2,031,045       $ 13,208         $ 2,031,045
                                                                 ==========        =======          ==========

Cash paid during the year for:
    Interest                                                       $ 48,342           $ -

Noncash investing and financing activities:
    Mineral rights were acquired for 168,000 shares of common stock valued at $336,000.

    In 1995,  Toucan Mining  Limited  issued 135,000  shares,  valued at $22,500 to certain  suppliers of goods and services in lieu of cash payments.

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

     Organization

     Starlight Acquisitions, Inc. (Starlight) was formed in 1989 and was a publicly-held development stage company with no principal operations since its incorporation. On May 10, 1996, Starlight merged with Toucan Mining Limited (Toucan Mining), an Isle of Man corporation which began operations on November 3, 1995. Pursuant to the terms of the merger agreement, each stockholder of Toucan Mining received seven shares of Starlight common stock for each share of Toucan Mining common stock. Immediately after the merger, the stockholders of Toucan Mining owned approximately 89% of the outstanding common stock of Starlight. Therefore, the merger has been accounted for as a reverse merger, whereby Toucan Mining is deemed for accounting purposes to have acquired Starlight.

     During July 1996, Starlight formed Toucan Gold Corporation (Toucan Gold or the Company), a wholly-owned subsidiary and a Delaware corporation. On July 29, 1996, Starlight merged into Toucan Gold, and pursuant to the terms of the merger, the outstanding shares of Starlight were canceled in exchange for shares of Toucan Gold. (See Note F)

     Nature of Operations

     The Company is engaged in acquiring, exploring and developing mineral rights in Brazil.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Toucan Mining and Mineradora de Bauxita Ltda. (MBL), a Brazilian company whose shares are held in trust by a Brazilian related party for the benefit of Toucan Mining. All material intercompany accounts and transactions have been eliminated.

     Mineral Rights

     Acquisition costs of mineral rights and related exploration and development expenditures are deferred. If deferred expenditures exceed estimated net realizable values, the assets will be written down to their estimated net realizable values. Costs relating to abandoned properties will be written-off when such a decision is made.

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1996 and 1995



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Financial Instruments

     The carrying amounts reported in the balance sheet for cash, payables and accrued expenses approximate fair value due to the short-term maturity of these financial instruments.

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE C - MINERAL RIGHTS

     Mineral rights include the following as of December 31, 1996:

         Consideration paid for priority claims                                $1,340,000
         Other acquisition and exploration costs (Note D)                         351,442
                                                                                ---------

                                                                               $1,691,442
                                                                                ---------

     The Company owns priority claims for 1,234,948 hectares which were filed in 1995 with the Departamento Nacional De Produca Mineral (DNPM), the Brazilian governmental agency responsible for regulating mineral rights. The Company was not required to make any payments to the DNPM or third parties in relation to the filing of these claims.

     In November 1996, the Company entered into a transaction with a Brazilian individual to acquire 25 additional priority claims, over a period of time, as each of these claims were confirmed by the DNPM. As of December 31, 1996, the Company had acquired 14 of these claims, approximately 480 square miles, in consideration for $1,004,000 in cash and 168,000 shares of common stock, to be issued in 1997. The issuance of these shares has been reflected as of December 31, 1996 in the accompanying financial statements.

     The Company's current business plan includes undertaking a program of mineral exploration to target and explore selected areas of its priority claims to determine which areas are most likely to contain economic gold reserves or to enter into joint ventures or other arrangements to explore and develop mineral rights.

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1996 and 1995



NOTE C - MINERAL RIGHTS - CONTINUED

     The recoverability of amounts shown for mineral rights is dependent upon the discovery of economically recoverable reserves, the ability of the Company to obtain necessary financing to develop these mineral rights, future profitable production, or proceeds from disposition of the rights.


NOTE D - RELATED PARTIES

     From November 3, 1995 (inception) until November 1996, the Company's activities were primarily financed by related parties in the form of short-term loans. Advances and repayments during 1996 under the short-term loans were $646,704 and $767,564, respectively. Interest expense paid to related parties in relation to these loans was $48,342 and $-0- in 1996 and 1995, respectively.

     Amounts payable to related parties consist of the following at December 31, 1996:

        Stockholders                                            $8,137
        Other                                                      914
                                                                 -----

                                                                $9,051
                                                                 -----

     The loans from the stockholders are noninterest-bearing, unsecured and with no specific maturity date. Other related party loans bear interest at 10%, are unsecured and are due upon demand.

     In 1996 and 1995, the Company made payments of approximately $307,000 and $61,000, respectively, to five stockholders for various consulting services including, geological surveys and advice, working with the DNPM to establish beneficial ownership of the priority claims, Brazilian legal and regulatory advice in relation to the priority claims, and the registration of MBL. Included in these costs are approximately $318,000 which are considered to be costs relating to the acquisition and exploration of mineral rights and have been capitalized as mineral rights as of December 31, 1996.


NOTE E - PER SHARE DATA

     Loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period.

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1996 and 1995



NOTE F - STOCK WARRANTS

     As described in Note A, Starlight's outstanding shares were cancelled in exchange for shares of the Company. Additionally, Starlight warrants were issued on May 10, 1996 to purchase an additional 100,000 shares of Starlight common stock at an exercise price of $4.00 per share, which were exchanged for the Company's warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per share. The holders of these warrants have certain piggy-back registration rights with respect to the shares of the Company's common stock underlying the warrants. The warrants are immediately exercisable and expire on the later of January 10, 1998, or the six month anniversary of closing of the first registration of securities by the Company.

     On November 1, 1996, the Company completed an offering of 1,600,000 units for gross proceeds of $4 million. Each unit consisted of one share of Company common stock, par value $.01 per share and one Company common stock share purchase warrant (the "Company Warrants"). Each Company Warrant entitles the holder to subscribe for one additional share of Company common stock at a price of $3.50 per share at any time prior to the close of business on the first anniversary of the original date of issue of the Company Warrants, subject to adjustment in connection with certain anti-dilution provisions.


NOTE G - INCOME TAXES

     Income tax expense for the year ended December 31, 1996 and the period from November 3, 1995 to December 31, 1995 differs from the amount computed by applying the applicable U.S. corporate income tax rate of 34% to net loss before taxes because a benefit has not been recorded for net operating loss carryforwards. At December 31, 1996, the Company had approximately $172,000 of net operating loss carryforwards which expire through 2011. Toucan Mining and MBL had approximately $223,000 and $36,000, respectively, of net operating loss carryforwards at December 31, 1996.

     The Company's deferred tax asset at December 31, 1996 and 1995 relating to net operating loss carryforwards was approximately $147,000 and $15,000, respectively. A valuation allowance for this asset has been recorded in each period.


NOTE H - COMMITMENT AND CONTINGENCY

     The Company had entered into a letter of intent (the "Letter of Intent") with Eldorado Gold Corporation ("Eldorado") pursuant to which Eldorado would earn a 50% interest in 10% of MBL mining claims to be selected by Eldorado, through the expenditure of Canadian $5 million by Eldorado within two years. The Letter of Intent was subject to a number of conditions, including the negotiation and execution of a definitive agreement within a certain time period. These conditions were not fulfilled, and the Letter of Intent has expired by its terms. Eldorado has asserted the position that the Letter of Intent constituted a binding agreement that it may seek to enforce if definitive documents reflecting the terms of the Letter of Intent are not executed. The Company believes that Eldorado's position is without merit.

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1996 and 1995



NOTE H - COMMITMENT AND CONTINGENCY - CONTINUED

     Under an agreement with a Brazilian individual (Note C), the Company is committed to acquire 11 additional priority claims upon clearance of title by the DNPM. The consideration for each claim will be $36,000 in cash and 12,000 shares of the Company. In addition, a bonus payment of 50,000 shares is due to the seller if all 11 claims are delivered to the Company.

       ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

Removal of Former Certifying Accountant of Starlight

         On May 10, 1996, the Board of Directors of Starlight removed Comiskey & Company, P.C., as the Company's principal accountants.

         None of the reports of Comiskey & Company, P.C. on the financial statements of Starlight for either of the past two fiscal years contained an adverse opinion or a disclaimer of opinion, or was qualified as to uncertainty, audit scope, or accounting principles. During the Starlight's two most recent fiscal years and the subsequent interim period preceding such resignation, there were no disagreements with Comiskey & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures. None of the reportable events listed in Item 304(a)(1)(iv) of Regulation S-B promulgated by the Securities and Exchange Commission (the "Commission") occurred with respect to Starlight and Comiskey & Company, P.C.

         Pursuant to Item 304(a)(3) of Regulation S-B promulgated by the Commission, Starlight has provided Comiskey & Company, P.C. with a copy of Starlight's Current Report on Form 8-K dated May 13, 1996, which disclosed the information in this Item 8 regarding the removal of Comiskey & Company as Starlight's principal accountants, and Comiskey & Company, P.C. has provided to Starlight a response addressed to the Commission as to Comiskey & Company, P.C.'s agreement with the statements made in such Current Report dated May 13, 1996 with respect to Comiskey & Company, P.C. Comiskey & Company, P.C.'s response letter is incorporated by reference to this Form 10- KSB.

Engagement of New Certifying Accountant of Company

         On August 1, 1996, Grant Thornton LLP was engaged as the certifying accountants of the Company. This appointment was unanimously approved by the Board of Directors of the Company during a meeting of the Board of Directors held that same day.

         During the Company's two most recent fiscal years and the subsequent interim period prior to its engagement, Grant Thornton LLP was not consulted regarding any of the items, events or circumstances listed in Item 304(a)(2) of Regulation S-B, except that Starlight, the predecessor corporation to the Company, consulted with Grant Thornton LLP as to the accounting treatment of the Merger as defined and discussed in Items 1 and 2 hereof. Grant Thornton LLP advised Starlight that accounting treatment similar to a pooling would be available with respect to the Merger and that, except to reflect the changes in par value, the Company's financial statements would be substantially similar to Starlight's financial statements immediately prior to the Merger.

         Neither Starlight's former accountant nor Toucan Mining's former accountant was consulted by the Company regarding any such issues.

         Pursuant to Item 304(a)(2)(D) of Regulation S-B, the Company has requested Grant Thornton LLP to review the disclosure concerning Grant Thornton LLP in the Company's Current Report on Form 8-K dated July 29, 1996, which disclosed the information in this Item 8 regarding the engagement of a new certifying accountant of the Company, and has provided Grant Thornton LLP the opportunity to furnish the Company a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements by the Company made in such Current Report dated July 29, 1996 in response to Item 304(a)(2)(D) of Regulation S-B. Grant Thornton LLP reviewed the information provided in response to such Current Report dated July 29, 1996 and has advised the Company that it does not have any new information or clarification of the Company's views and it agrees with the statements made by the Company under such Current Report dated July 29, 1996.

Resignation of Former Certifying Accountant of Toucan Mining

         On July 21, 1996, the Board of Directors of Toucan Mining accepted the resignation of Deloitte & Touche as the certifying accountants of Toucan Mining. Deloitte & Touche has never been the certifying accountants of the Company or its predecessor Starlight.

CORPDAL:64048.5  29976-00001
                                                        11

         Toucan Mining is a significant subsidiary of the Company; however, neither the Company's nor Starlight's certifying accountants ever expressed reliance on Deloitte & Touche's report with respect to Toucan Mining in their reports. Accordingly, the Company does not believe it is required to report the resignation of Deloitte & Touche as the certifying accountant of Toucan Mining. The Company voluntarily reported that the report submitted by Deloitte & Touche on the financial statements of Toucan Mining for the fiscal period beginning with inception (November 3, 1995) and ending March 31, 1996 (the "Report"), did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, as set forth in Item 304(a)(1)(ii) of Regulation S-B, except that the Report contained the following going concern qualifications:

         The accompanying financial statements have been prepared assuming that Toucan Mining Limited will continue as a going concern. Toucan Mining Limited is a development stage enterprise engaged in the development of mineral rights in Brazil. As discussed in Note 1 to the accounts, Toucan Mining Limited is in the initial stage of exploration and it is not possible to ascertain whether future revenues will be sufficient to allow Toucan Mining Limited to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During such fiscal period of Toucan Mining, there were no disagreements with Deloitte & Touche on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure as set forth in Item 304(a)(1)(iv) of Regulation S-B. None of the reportable events listed in Item 304(a)(1)(iv)(B) or 304(b) of Regulation S-B occurred with respect to Toucan Mining or the Company and Deloitte & Touche.

         Pursuant to Item 304(a)(3) of Regulation S-B, the Company and Toucan Mining have provided Deloitte & Touche with a copy of the Company's Current Report on Form 8-K, dated July 29, 1996, which disclosed the information in this
Item 8 regarding the resignation of Deloitte & Touche as Toucan Mining's certifying accountant, and Deloitte & Touche has provided to Toucan Gold and Toucan Mining a response addressed to the Securities and Exchange Commission as to Deloitte & Touche's agreement with the statements made in such portion of the Current Report on Form 8-K dated July 29, 1996 with respect to Deloitte & Touche. Deloitte & Touche's response letter incorporated by reference to this Form 10-KSB.



CORPDAL:64048.5  29976-00001
                                                        12

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS


         The Board of Directors currently consists of four (4) persons, Oliver Lennox-King, Robert P. Jeffcock, L. Clark Arnold, and Don Box. The following table sets forth information about all directors and executive officers of the Company and all persons nominated or chosen to become such:


                                                                                                         YEAR FIRST
                                                                                                          ELECTED
        NAME AND BUSINESS ADDRESS            AGE                         OFFICE                           DIRECTOR
        -------------------------            ---                         ------                           --------
Oliver Lennox-King                            48     Director, President and Chief Executive                1997
26 Wellington Street                                 Officer
Suite 905
Toronto, Ontario CANADA
Robert P. Jeffcock                            58     Chairman of the Board of Directors and Vice            1996
Apt. B42 ROC Fleuri                                  President-Chief Financial Officer, and
1 Rue du Tenao  MONACO                               Secretary
L. Clark Arnold                               57     Director and Executive Vice President-                 1996
201 East Rudasill Road                               Exploration
Tucson, Arizona
Don Box                                       47     Director and Assistant Secretary                       1996
8201 Preston Road, Suite 600
Dallas, Texas


         Oliver Lennox-King - Mr. Lennox-King has served as the Director, President and Chief Executive Officer of the Company since February 1, 1997. Mr. Lennox-King has considerable experience with small to medium size gold exploration companies based in Canada. Mr. Lennox-King is a founder of Tiomin Resources, Inc. and served as a director and the Chief Executive Officer of Tiomin Resources, Inc. from 1991 through 1996. Tiomin Resources, Inc. was involved in copper and titanium exploration in Panama, Canada and Kenya.

         Robert Jeffcock - Mr. Jeffcock has served as the Chairman of the Board of Directors, Chief Financial Officer and Secretary of the Company since the date of the Share Exchange (May 10, 1996), and also served as President and Chief Executive Officer of the Company from the date of the Share Exchange until December 31, 1996. Since 1995, Mr. Jeffcock has been a Director of TML. From 1987 until 1990 Mr. Jeffcock was the Managing Director of Blue Angel Mining Ltd., a gold exploration company in Ecuador and from 1990 until 1994 he was a director of Atlantis Diamonds Ltd., which was involved in diamond exploration and production in Brazil. From 1990 until 1994, Mr. Jeffcock was President of Rand Industries Inc., a mining company. In 1981, Mr. Jeffcock was the co-founder and President of Isle Resources Inc., a public oil and gas company. In 1984, Mr. Jeffcock co-founded Lysander Petroleum Ltd., which is now Melrose Energy Plc. Mr. Jeffcock was educated at Bedales School and at Aiglon School Villars, Switzerland.

         L. Clark Arnold - Mr. Arnold has served as a Director and Executive Vice President-Exploration of the Company since the date of the Share Exchange. Mr. Arnold is a registered professional geologist in the State of Arizona. Since the mid-1970s Mr. Arnold has engaged in a consulting practice located in Tucson, Arizona, focused on mineral exploration in Southwest U.S., South America and the Southwest Pacific. Mr. Arnold holds a MS Degree and a Pd.D. Degree in Geology, both from the University of Arizona.

         Don Box - Mr. Box has served as a Director and Assistant Secretary of the Company since the date of the Share Exchange. Mr. Box has served as the Chairman of the Board of Directors of Box Energy Corporation, a public company owning oil and gas interests in the Gulf of Mexico and mainland U.S., since 1993. Since 1992 Mr. Box has been President and a Director of Box Brothers Holding Company ("Box Brothers"), which is engaged in the oil and gas

CORPDAL:64048.5  29976-00001
                                                        13
business. Box Brothers underwent a plan of reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code in Federal Bankruptcy Court in Delaware in 1995. Since 1988, Mr. Box has been the President of CKB Petroleum, which is engaged in the oil and gas business. Since 1984, Mr. Box has been the President of CKB Petroleum, which is engaged in the oil and gas business. From 1990 until 1996 Mr. Box was President of Race Circuit Management of Texas, which is engaged in motor sports promotion. Mr. Box holds a Bachelor of Arts degree from the University of Pennsylvania, a Bachelor of Science degree in Economics from the Warton School of Business and a Masters degree in Business Administration from Southern Methodist University.

         The Company is not aware of any "family relationships" (as defined in Item 401(c) of Regulation S-B promulgated by the Commission) among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

         The Company is not aware of any event (as listed in Item 401(d) of Regulation S-B promulgated by the Commission) that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.

                         ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid by the Company to its Chief Executive Officer during the fiscal year ended December 31, 1996; no executive officer earned in excess of $100,000.

                                                                        ANNUAL COMPENSATION

                                                     YEAR
               NAME/PRINCIPAL                       ENDING                                       OTHER ANNUAL
                  POSITION                       DECEMBER 31         SALARY         BONUS        COMPENSATION
           ROBERT P. JEFFCOCK, CEO                   1994             N/A            N/A              N/A
                                                     1995             N/A            N/A              N/A
                                                     1996           $32,000          $ 0              $ 0

         EFFECTIVE FEBRUARY 1, 1997, OLIVER LENNOX-KING WAS ELECTED THE PRESIDENT OF THE COMPANY AND A DIRECTOR OF THE COMPANY PURSUANT TO AN AGREEMENT IN WHICH MR. LENNOX-KING IS ENTITLED TO AN ANNUAL SALARY OF $100,000 (CANADIAN) AND WAS GRANTED OPTIONS TO PURCHASE 500,000 SHARES OF COMPANY COMMON STOCK AT AN EXERCISE PRICE OF $2.50 PER SHARE. THE OPTIONS ARE EXERCISABLE OVER A PERIOD OF FIVE YEARS AND WILL VEST, SUBJECT TO MR. LENNOX-KING'S CONTINUED EMPLOYMENT DURING THAT FIVE-YEAR PERIOD AS FOLLOWS: 166,000 SHARES VESTED AS OF FEBRUARY 1, 1997; 166,000 SHARES WILL VEST ON FEBRUARY 1, 1998 AND THE REMAINING 168,000 SHARES WILL VEST ON FEBRUARY 1, 1999. THE COMPANY AND MR. LENNOX-KING ARE IN THE PROCESS OF NEGOTIATING AN EMPLOYMENT AGREEMENT REFLECTING, INTER ALIA, THESE TERMS.

         HAYDN SILLECK WAS THE PRESIDENT OF STARLIGHT FROM JANUARY 1, 1996 UNTIL HIS RESIGNATION, EFFECTIVE MAY 10, 1996, THE EFFECTIVE DATE OF THE SHARE EXCHANGE AGREEMENT. MR. SILLECK RECEIVED NO COMPENSATION FOR SERVICE AS THE PRESIDENT OF STARLIGHT DURING 1996.

         THE DIRECTORS OF THE COMPANY RECEIVED NO DIRECTOR'S FEES FOR SERVICE AS A DIRECTOR OF THE COMPANY. EACH DIRECTOR (THE "PRIOR DIRECTORS") OF STARLIGHT IN 1996 PRIOR TO SHARE EXCHANGE AGREEMENT WAS PAID DIRECTORS FEES IN 1996 IN THE AMOUNT OF $1,200.00.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the close of business on April 7, 1997, information as to the beneficial ownership of shares of the Company Common Stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Securities and Exchange Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Securities and Exchange Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company Common Stock as of the close of business on April 7, 1997.

CORPDAL:64048.5  29976-00001
                                                        14

                             PRINCIPAL SHAREHOLDERS

         The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of April 7, 1997 by (i) each person known by the Company to own more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and executive officers, and (iii) all directors and executive officers of the Company as a group.

                                                                                AMOUNT AND
                                                                                 NATURE OF
NAME OF INDIVIDUAL OR                                                           BENEFICIAL       PERCENT
NUMBER OF PERSONS IN GROUP                                                       OWNER(1)       OF CLASS(2)
Robert P. Jeffcock(3)(5).............................................                    0          *
Don D. Box(3)........................................................                    0          *
Oliver Lennox-King(3)(4).............................................              166,000         2.3
L. Clark Arnold(3)...................................................              420,000         5.8
Caithness Limited(5).................................................            1,082,445        14.9
Zalcany Limited(6)...................................................              504,000         6.9
Roy G. Williams(6)(7)................................................              756,000        10.4
Reeds Trustees Limited(5)............................................            1,671,453        23.1
J. P. Jeffcock No. 2 Settlement(5)...................................              484,008         6.7
Carlos Lins E. Silva(8)..............................................              210,000         2.9
Igor Mousasticoshvily(8).............................................              210,000         2.9
All directors and executive
officers as a group (4 persons)......................................              586,000         8.1


         *        Less than 1%

         (1) The persons named in this table have record ownership of such shares and except as indicated in the footnotes to this table, the persons name in the table have sole voting power with respect to shares shown as beneficially owned by them.

         (2)      Based on 7,264,600 shares of Company Common Stock outstanding.

         (3)      Director and officer of the Company.

         (4) Includes an option to acquire 166,000 shares of Common Stock that is presently exercisable. Does not include options to purchase 334,000 shares of Common Stock that are not exercisable within 60 days of the date hereof.

         (5)      Reads  Trustees  Limited,  as  trustee,  has sole  voting  and investment control with respect to the shares held by the following shareholders: Caithness Limited (1,082,445); J.P. Jeffcock No. 2 Settlement (484,008); The Magnum Trust (105,000). Peter Edward Francis Newbald, a director of Reads Trustees Limited, owns individually, beneficially and of record, 211,570 shares.

                  Mr. Robert Jeffcock is included in a class of potential beneficiaries in a Trust which owns Caithness Limited.

         (6) Zalcany Limited is a company ultimately controlled and owned by Mr. R.G. Williams, Mr. R.M. Harris and Mr. J.D. Harris. Together they effectively share the voting and investment power of the shares in the Company held by Zalcany Limited. Each of R.M. Harris and J.D. Harris owns individually, beneficially and of record, 42,000 shares.

         (7) Mr. R.G. Williams' family owns the equity share capital of Mustardseed Estates Limited. Accordingly, Mr. R.G. Williams controls or shares voting investment power over the following shareholders: R.G. Williams (42,000); Zalcany Limited (504,000); and Mustardseed Estates Limited (210,000).

         (8) Officer of MBL, the principal mining subsidiary of the Company.

CORPDAL:64048.5  29976-00001
                                                        15

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Prior Directors of Starlight received the Starlight Warrants in consideration of, among other things, their agreement to indemnify Toucan Mining and Starlight with respect to certain representations in the Share Exchange Agreement and the cancellation of their prior warrants to purchase Starlight Common Stock. See "Items 1 and 2. Description of Business and Property - The Share Exchange." Each Prior Director (except Peter Daly) also received in 1996 consulting fees in the amount of $2,000.00 for certain consulting services provided by the Prior Directors to Starlight prior to or in connection with the Share Exchange.

         Cardinal Holdings, a company affiliated with Roy G. Williams, made two unsecured loans to the Company to permit the Company to fund the Initial Payment with respect to the November 1996 agreement with the Brazilian individual to acquire additional mining claims in the Cuiaba Basin prior to the consummation of the Yorkton Offering. See "Items 1 and 2. Description of Business and Property - Mining Claims." One loan was made in October 18, 1996 in the principal amount of $100,000 at an interest ate of 10% per annum plus a commitment fee of $10,000. The other loan was made on October 23, 1996 in the principal amount of $400,000 at an interest rate of 10% per annum plus a commitment fee of $20,000. Both loans were repaid by the Company on November 15, 1996.

         Certain officers of the Company or MBL received consulting fees for various consulting services as follows:

         Mr. Arnold, Vice President - Exploration of the Company, received in 1996 fees totaling $22,368.00 in return for geological consulting services. In addition, Mr. Arnold received payment for $4,571.64 in fees for geological consulting services in the form of shares of Toucan Mining Limited capital stock, which shares were exchanged into shares of Starlight Common Stock in the Share Exchange.

         In addition, Igor Mousasticoshvily, an officer of MBL, received in 1996 fees totaling $158,503 for geological and general consulting services. Carlos E. Lins e Silva, an officer of MBL, received in 1996 fees totaling $50,000 for certain success fees in connection with certain transactions.

                 ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                                  Description of Exhibit
-------                                 ----------------------

2.1 Agreement and Plan of Merger, dated July 29, 1996, and among Toucan Gold Corporation and Starlight Acquisitions, Inc. (incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 2.1).

2.2 Share Exchange Agreement, dated May 10, 1996, by and among Starlight Acquisitions, Inc. and Toucan Mining Limited (incorporated by reference from the Current Report on Form 8-K dated May 13, 1996, Exhibit 2).

3.1 Certificate of Incorporation of Toucan Gold Corporation filed on July 22, 1996 with the Secretary of State of the State of Delaware (incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 4.1).

3.2*           Bylaws of Toucan Gold Corporation.

10.1* Warrant Agreement, dated July 29, 1996, by and between Toucan Gold Corporation and R. Haydn Silleck.

10.2* Warrant Agreement dated July 29, 1996, by and between Toucan Gold Corporation and John B. Marvin.

10.3* Warrant Agreement dated July 29, 1996, by and between Toucan Gold Corporation and Peter S. Daley.


CORPDAL:64048.5  29976-00001
                                                        16

10.4* Warrant Agreement dated July 29, 1996, by and between Toucan Gold Corporation and Jay Lutsky.

10.5           Indemnification  Agreement, dated May 10, 1996, by and between R.
               Haydn  Silleck,  John B.  Marvin,  Peter S.  Daley,  Jay  Lutsky,
               Starlight Acquisitions, Inc. and Toucan Mining Limited (incorporated by reference from the Current Report on Form 8-K dated May 13, 1996, Exhibit 10.2).

10.6 Letter of Intent, dated August 23, 1996, by and among Toucan Gold Corporation, Toucan Mining Limited, HRC Development Corporation and Eldorado Gold Corporation (Schedule A to the Letter of Intent has been omitted pursuant to Item 601(b)(2) of Regulation S-B) (incorporated by reference from the Current Report on form 8-K , dated August 23, 1996, Exhibit 10).

10.7 Agreement with Yorkton Securities, Inc., dated October 17, 1996 (incorporated by reference from the Current Report on form 8-K, dated October 21,1 996, Exhibit 10).

10.8 Amendment to the Agreement with Yorkton Securities, Inc., dated October 23, 1996 (incorporated by reference from the Current Report on Form 8-K, dated October 29, 1996, Exhibit 10.2).

16.1           Statement  from  Comiskey &  Company,  P.C.  regarding  change in
               certifying  accountants   (incorporated  by  reference  from  the
               Current Report on Form 8-K dated May 13, 1996, Exhibit 16).

16.2 Statement from Deloitte & Touche regarding change in certifying accountants (incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 16-1).

21*            Subsidiaries of the Company.

22.1*          Notice and Proxy Statement dated July 16, 1996.

22.2* Form of Supplement, dated July 19, 1996, to Notice and Proxy Statement, dated July 16, 1996.

27*            Financial Data Schedules.

*Filed herewith

(b)      Reports on Form 8-K

         The Company filed the following Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 1996:

         (i) On October 21, 1996, the Company filed a Current Report on Form 8-K reporting the execution of a placement agreement (the "Placement Agreement") with Yorkton Securities Inc. with respect to an offering (the "Offering") pursuant to Regulation S of the Securities Act of 1,200,000 units (the "Units") to raise gross proceeds up to $3 million.

         (ii) On October 29, 1996, the Company filed a Current Report on Form 8-K/A reporting an amendment to the Placement Agreement increasing the size of the Offering to 1,600,000 Units to raise gross proceeds up to $4 million.

         (iii) On November 1, 1996, the Company filed a Current Report on Form 8-K in which the Company reported on a Regulation S offering raising net proceeds of approximately $3.6 million.

         (iv) On November 14, 1996, the Company filed a Current Report on Form 8-K reporting the consummation of the sale of 1,600,000 Units in the Offering at a purchase price of $2.50 per Unit, which raised gross proceeds of $4 million. Each Unit had a purchase price of $2.50 and consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $3.50.


CORPDAL:64048.5  29976-00001
                                                        17

         (v) On December 19, 1996, the Company filed a Current Report on Form 8-K in which the Company reported on (A) the payment by the Company of $504,000 to the seller (the "Seller") of mining claims; and (B) the Company's obligation to issue to the Seller 168,000 shares of Company Common Stock.

CORPDAL:64048.5  29976-00001
                                                        18

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                     Toucan Gold Corporation
                                     (Registrant)


Date:  April 30, 1997                By:/s/ Oliver Lennox-King
                                        ----------------------
                                        Oliver Lennox-King, President and
                                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            SIGNATURE                                OFFICE                                        DATE
          -------------                            ----------                                    --------

/s/ Oliver Lennox-King               Director, President and Chief Executive Officer        April 30, 1997
------------------------------------ (Principal Executive Officer)
Oliver Lennox-King

/s/ Robert P. Jeffcock               Chairman of the Board of Directors, Director           April 30, 1997
------------------------------------ and Vice President-Chief Financial Officer
Robert P. Jeffcock                   (Principal Financial Officer)


/s/ L. Clark Arnold                  Director and Executive Vice President-                 April 30, 1997
------------------------------------ Exploration
L. Clark Arnold

/s/ Don Box                          Director and Assistant Secretary                       April 30, 1997
------------------------------------
Don Box


CORPDAL:64048.5  29976-00001
                                                        19

              SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

         The Company hereby furnishes the Securities and Exchange Commission (the "Commission") for its information, at the time of filing of the Company's annual report on Form 10-KSB, four (4) copies of the following documents (the "Proxy Materials"):

1.       Notice and Proxy Statement, dated July 16, 1996, and Form of Proxy; and

2. Supplement, dated July 19, 1996, to Notice and Proxy Statement dated July 16, 1996, and Amended Form of Proxy.

         The foregoing documents shall not be considered "filed" or subject to the liabilities of Section 18 of the Exchange Act as the Company specifically has not incorporated the Proxy Materials in this Company's annual report on Form 10- KSB.

CORPDAL:64048.5  29976-00001
                                                        20

                                INDEX TO EXHIBITS

Exhibit
Number                         Description of Exhibit
-------                        ----------------------
2.1 Agreement and Plan of Merger, dated July 29, 1996, and among Toucan Gold Corporation and Starlight Acquisitions, Inc. (incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 2.1).

2.2 Share Exchange Agreement, dated May 10, 1996, by and among Starlight Acquisitions, Inc. and Toucan Mining Limited (incorporated by reference from the Current Report on Form 8-K dated May 13, 1996, Exhibit 2).

3.1 Certificate of Incorporation of Toucan Gold Corporation filed on July 22, 1996 with the Secretary of State of the State of Delaware (incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 4.1).

3.2*                Bylaws of Toucan Gold Corporation.

10.1* Warrant Agreement, dated July 29, 1996, by and between Toucan Gold Corporation and R. Haydn Silleck.

10.2* Warrant Agreement dated July 29, 1996, by and between Toucan Gold Corporation and John B. Marvin.

10.3* Warrant Agreement dated July 29, 1996, by and between Toucan Gold Corporation and Peter S. Daley.

10.4* Warrant Agreement dated July 29, 1996, by and between Toucan Gold Corporation and Jay Lutsky.

10.5 Indemnification Agreement, dated May 10, 1996, by and between R. Haydn Silleck, John B. Marvin, Peter S. Daley, Jay Lutsky, Starlight Acquisitions, Inc. and Toucan Mining Limited (incorporated by reference from the Current Report on Form 8-K dated May 13, 1996, Exhibit 10.2).

10.6 Letter of Intent, dated August 23, 1996, by and among Toucan Gold Corporation, Toucan Mining Limited, HRC Development Corporation and Eldorado Gold Corporation (Schedule A to the Letter of Intent has been omitted pursuant to Item 601(b)(2) of Regulation S-B) (incorporated by reference from the Current Report on form 8-K , dated August 23, 1996, Exhibit
                    10).

10.7 Agreement with Yorkton Securities, Inc., dated October 17, 1996 (incorporated by reference from the Current Report on form 8-K, dated October 21,1 996, Exhibit 10).

10.8 Amendment to the Agreement with Yorkton Securities, Inc., dated October 23, 1996 (incorporated by reference from the Current Report on Form 8-K, dated October 29, 1996, Exhibit 10.2).

16.1 Statement from Comiskey & Company, P.C. regarding change in certifying accountants (incorporated by reference from the Current Report on Form 8-K dated May 13, 1996, Exhibit 16).

16.2 Statement from Deloitte & Touche regarding change in certifying accountants (incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 16-1).

21*                 Subsidiaries of the Company.

22.1*               Notice and Proxy Statement dated July 16, 1996.

22.2* Form of Proxy Supplement, dated July 19, 1996 to Notice and Proxy Statement, dated July 16, 1996.

27*                 Financial Data Schedule.

*Filed herewith

CORPDAL:64048.5  29976-00001
                                     INDEX-1