Form 10QSB
period 1997-03-31
TOUCAN GOLD CORP
filed 1997-06-16
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

FOR QUARTER ENDED MARCH  31, 1997                   COMMISSION FILE NO. 33-28562

                             TOUCAN GOLD CORPORATION
               (Exact name of registrant as specified in charter)

          DELAWARE                                       75-2661571
(State or other jurisdiction                  (IRS Employer Identification No.)
   at incorporation)

8201 PRESTON ROAD, SUITE 600
DALLAS, TEXAS                                              75225
(Address of principal                                    (Zip Code)
 executive offices)

       Registrant's telephone number, including area code: (214) 890-8065

                         26 WELLINGTON STREET, SUITE 905
                        TORONTO, ONTARIO, CANADA M5E 1S2
                     (Former Name, Former Address and Former
                   Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

As of June 5, 1997, there were 7,264,600 shares of the common stock, $.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES  X         NO

CORPDAL:66654.5  29976-00001
                                                         1

                             TOUCAN GOLD CORPORATION

                                 March 31, 1997

                                      INDEX




PART I.           FINANCIAL INFORMATION                                 Page No.

         Item 1.  Financial Statements

                  Consolidated Balance Sheet as of March 31, 1997............F-1

                  Consolidated Statements of Operations for the three
                     months ended March 31, 1997 and 1996....................F-2

                  Consolidated Statement of Cash Flows for the three
                     months ended March 31, 1997 and for the three
                     months ended March 31, 1996.............................F-3

                  Notes to Consolidated Financial Statements.................F-4

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.......................3

PART II.          OTHER INFORMATION............................................5

         Item 1.  Legal Proceedings............................................5

         Item 2.  Changes in Securities........................................5

         Item 3.  Default Upon Senior Securities...............................5

         Item 4.  Submission of Matters to a Vote of Security Holders..........5

         Item 5.  Other Information............................................5

         Item 6.  Exhibits and Reports on Form 8-K.............................5

SIGNATURES.....................................................................7

CORPDAL:66654.5  29976-00001
                                                         2

PART I.           FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS.


                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                        March 31,        December 31,
                  ASSETS                                                  1997               1996
                                                                       --------------   ------------

Cash                                                                   $ 1,781,917       $ 2,031,045

Prepaid expenses                                                            33,584             6,374
                                                                       -----------      ------------

                  Total current assets                                   1,815,501         2,037,419

Mineral rights                                                           1,911,320         1,691,442
                                                                       -----------      ------------

                                                                       $ 3,726,821       $ 3,728,861
                                                                       ===========      ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                     $    31,754       $     9,051

Accrued expenses and other liabilities                                     287,389            29,311
                                                                       -----------       -----------

                  Total current liabilities                                319,143            38,362

Stockholders' equity
  Preferred stock, par value .01 per share; authorized, 2,000,000
     shares; issued and outstanding, none                                        -                 -
  Common stock, $.01 par value per share; authorized 30,000,000
     shares; issued and outstanding, 7,432,600 shares                       74,326            74,326
  Additional paid-in capital                                             4,050,679         4,050,679
  Deficit accumulated during the development stage                        (717,327)         (434,506)
                                                                       -----------        ----------
                  Total stockholders' equity                             3,407,678         3,690,499
                                                                       -----------        ----------

                                                                       $ 3,726,821       $ 3,728,861
                                                                       ===========       ===========

         The accompanying notes are an integral part of this statement.





CORPDAL:66654.5  29976-00001
                                                        F-1

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the three months ended March 31,
                                   (unaudited)


                                                                      1997           1996
                                                                     ------         -----

Cost and expenses
    Legal and professional fees                                   $ 256,055       $ 21,886
    Travel and entertainment                                         31,738         19,559
    Public relations                                                  7,110             -
    Other                                                             3,339          2,084
                                                                   --------       --------

                  Total cost and expenses                           298,242         43,529

Other (income) expense
    Foreign currency gain                                                 -              -
    Interest income                                                 (15,421)             -
    Interest expense                                                      -          4,247
                                                                   --------       --------

                  Total other (income) expense                      (15,421)         4,247
                                                                   --------       --------

                  Net loss                                        $ 282,821       $ 47,776
                                                                   ========       ========

Loss per share                                                      $ .04           $ .07
                                                                     ====            ====

Weighted average shares outstanding                               7,432,600        647,857
                                                                  =========        =======


         The accompanying notes are an integral part of this statement.





CORPDAL:66654.5  29976-00001
                                                        F-2

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the three months ended March 31, 1997 and 1996
                                   (unaudited)


                                                                      1997           1996
                                                                     ------         -----

Operating activities
    Net loss                                                     $ (282,821)     $ (47,776)
    Net changes in operating assets and liabilities
       Prepaid expenses                                             (27,210)       (10,000)
       Accrued expenses                                             258,078          8,426
                                                                   --------       --------

                  Net cash used in operating activities             (29,250)       (49,350)

Investing activities
    Acquisition of mineral rights                                  (219,878)       (55,760)

Financing activities
    Net repayments/borrowings from related parties                   22,703        112,008
    Issuance of common stock, net of expenses                             -              -
    Proceeds from merger with Starlight Acquisitions, Inc.                -              -
                                                                   --------       --------

                  Net cash provided by financing activities          22,703        112,008
                                                                   --------       --------

                  Net increase in cash                             (249,128)         6,898

Cash at beginning of period                                       2,031,045         13,208
                                                                  ---------       --------

Cash at end of period                                            $1,781,917       $ 20,106
                                                                  =========        =======



         The accompanying notes are an integral part of this statement.





CORPDAL:66654.5  29976-00001
                                                        F-3

                             TOUCAN GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997
                                   (unaudited)


NOTE A - BASIS OF PRESENTATION

Organization

     The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of March 31, 1997, and the consolidated results of operations for the three
     (3) months ended March 31, 1997 and 1996, and the consolidated cash flows for the three (3) months ended March 31, 1997 and 1996 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10-KSB

NOTE B - COMMITMENT AND CONTINGENCY

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

     Under an agreement with a Brazilian individual, as of March 31, 1997, the Company was committed to acquire 11 additional priority claims upon clearance of title by the DNPM. The consideration for each claim will be $36,000 in cash and 12,000 shares of the Company. In addition, a bonus payment of 50,000 shares is due to the seller if all 11 claims are delivered to the Company.

CORPDAL:66654.5  29976-00001
                                                        F-4

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Effective May 10, 1996, Starlight Acquisitions, Inc., a Colorado corporation ("Starlight") acquired all of the outstanding capital stock of Toucan Mining Limited ("Toucan Mining") in exchange for shares of Starlight Common Stock. As a result of the Share Exchange, a change in control of Starlight occurred, whereby Toucan Mining is deemed to have acquired Starlight. See Notes to the Consolidated Financial Statements.

         Toucan Mining is a development stage company that conducts its operations primarily through its wholly-owned subsidiary, Mineradora de Bauxita Ltda. ("MBL"), which is an authorized mining company organized under the laws of Brazil. MBL has been financed entirely by Toucan Mining for the purpose of conducting mineral exploration, specifically gold exploration.

         During July 1996, Starlight formed the Toucan Gold Corporation (the "Company") as a wholly-owned subsidiary. On July 29, 1996, Starlight merged into the Company, and pursuant to the terms of the Merger, the outstanding shares of Starlight Common Stock were canceled in exchange for shares of the Company's Common Stock.

         The consolidated financial statements for the three months ended March 31, 1997, reflect the results of the Company's operations, which consisted primarily of legal, accounting and consulting fees, travel and entertainment expenses, public relations expenses and expenses related to the establishment of the Company's Canadian Office. The Company's Canadian office was closed effective May 31, 1997.

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

         The Company has used certain of the proceeds from the sale of the Units to finance the purchase of additional mining claims in the Cuiaba Basin, to begin its exploration program, and for general working capital purposes. If the purchase of all of such claims is consummated, the aggregate purchase price would consist of approximately U.S. $1,400,000 in cash and 350,000 shares of Company Common Stock, of which $1,076,000 has been paid to date and 192,000 shares of Company Common Stock are to be issued for claims that have been acquired to date. While the Company has an agreement with the owner of such claims with respect to the purchase terms with respect to the

CORPDAL:66654.5  29976-00001
     remaining claims, the Company's obligations thereunder are subject to its review of documentation relating to such claims. There can be no assurance that the acquisition of the remaining claims will be consummated.

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

         Certain of the information contained in this Quarterly Report on Form 10-QSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involves certain risks, uncertainties and additional costs described herein. The actual results that are achieved may differ materially from any forward looking projections, due to such risks, uncertainties and additional costs. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by reference to such risks, uncertainties and additional costs.

CORPDAL:66654.5  29976-00001
                                                         4

     PART II.     OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

                  None

         ITEM 2.  CHANGES IN SECURITIES.

                  (a)      None

                  (b)      None

                  (c) Certain of the net proceeds of an offering completed by the Company on November 1, 1996 were to be used by MBL or another Brazilian mining subsidiary of the Company to acquire mining claims in the Cuiaba Basin. These claims, which number up to twenty-five (25) in the aggregate, are in the process of being acquired pursuant to an agreement whereby the Company has agreed, inter alia, to issue to the seller 12,000 shares of Company Common Stock for each claim that the National Mineral Production Department ("DNPM") of Brazil certifies is held with priority, having good, clean and transferrable title. In addition, the Company has agreed to issue to the seller a bonus payment of 50,000 shares of Company Common Stock if and when the seller transfers good and clean title to all twenty-five (25) claims to the Company.

                  In December 1996, fourteen (14) of the twenty-five (25) claims were certified by the DNPM as held in priority, with good, clean and transferable title. In April 1997, two (2) additional claims were certified by the DNPM as held in priority, with good, clean and transferrable title. Accordingly, as of the date hereof, the Company is obligated to issue to the seller 192,000 (16 x 12,000) shares of Company Common Stock with respect to such claims.

                  If all remaining nine (9) claims are so certified by the DNPM, the Company is obligated to issue to the seller an additional 158,000 shares of Company Common Stock. The shares of Common Stock issued to the seller shall be issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act and, therefore, are restricted securities.

         ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

                  None

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

         ITEM 5.  OTHER INFORMATION.

                  Effective May 31, 1997, Oliver Lennox-King resigned as the Chief Executive Officer and as a member of the Board of Directors of the Company. In connection with such resignation, Mr. Lennox-King agreed to the termination of all stock options with regard to the Company's Common Stock that had been granted to him by the Company. Further, Mr. Lennox-King relinquished any claim against the Company that he held at the time of such resignation.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                                    EXHIBITS

     The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

     27  Financial Data Schedule

CORPDAL:66654.5  29976-00001
                                                         5

     Form 8-K: No reports on Form 8-K have been filed with the Securities and Exchange Commission in the quarter ended March 31, 1997.

CORPDAL:66654.5  29976-00001
                                                         6

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TOUCAN GOLD CORPORATION
                                          (Registrant)



     Date:  June 16, 1997             By:/s/Robert P. Jeffcock
                                         ---------------------
                                         Robert P. Jeffcock, President and Chief
                                         Executive Office (Principal Executive
                                         Officer) and Vice President-Chief
                                         Financial Officer (Principal Financial
                                         Officer

CORPDAL:66654.5  29976-00001
                                                         7