Form 10-Q
period 1997-06-30
TOUCAN GOLD CORP
filed 1997-08-20
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

For Quarter Ended June 30, 1997                    Commission File No. 33-28562

                             TOUCAN GOLD CORPORATION
               (Exact name of registrant as specified in charter)

          Delaware                                            75-2661571
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
   at incorporation)

8201 Preston Road, Suite 600
Dallas, Texas                                                     75225
--------------------------------------------------------------------------------
(Address of principal                                           (Zip Code)
 executive offices)

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

                                YES  X   NO
                                   -----    -----

As of August 18, 1997, there were 7,264,600 shares of the common stock, $.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES            NO     X
     -----          -----

CORPDAL:69742.3  29976-00001
                                        1

                               TOUCAN GOLD CORPORATION

                                  June 30, 1997

                                      INDEX




PART I.           FINANCIAL INFORMATION                                Page No.
                                                                       --------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of June 30, 1997
                    and December 31, 1996................................F-1

                  Consolidated Statements of Operations for the three
                     months ended June 30, 1997 and 1996.................F-2

                  Consolidated Statements of Operations for the six
                     months ended June 30, 1997 and 1996.................F-3

                  Consolidated Statements of Cash Flows for the six
                     months ended June 30, 1997 and 1996.................F-4

                  Notes to Consolidated Financial Statements.............F-5

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................3

PART II.          OTHER INFORMATION........................................5

         Item 1.  Legal Proceedings........................................5

         Item 2.  Changes in Securities....................................5

         Item 3.  Default Upon Senior Securities...........................5

         Item 4.  Submission of Matters to a Vote of Security Holders......5
         -------

         Item 5.  Other Information........................................5

         Item 6.  Exhibits and Reports on Form 8-K.........................5

SIGNATURES.................................................................6

CORPDAL:69742.3  29976-00001
                                        2

                             Toucan Gold Corporation
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)



                                                    June 30,       December 31,
                  ASSETS                              1997             1996
                                                   ----------      ------------

Cash                                              $ 1,166,488      $ 2,031,045

Prepaid expenses                                       21,846            6,374
                                                  -----------      -----------

                  Total current assets              1,188,334        2,037,419

Mineral rights                                      2,169,243        1,691,442
                                                  -----------      -----------

                                                  $ 3,357,577      $ 3,728,861

    LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                $         -      $     9,051

Accrued expenses and other liabilities                 90,475           29,311
                                                  -----------      -----------

                  Total current liabilities            90,475           38,362

Stockholders' equity
    Preferred stock, par value .01 per share;
     authorized, 2,000,000 shares; issued and
     outstanding, none                                      -                -
    Common stock, $.01 par value per share;
     authorized 30,000,000 shares; issued and
     outstanding, 7,456,600, and 7,432,600 shares,
     respectively                                      74,566           74,326
    Additional paid-in capital                      4,080,439        4,050,679
    Deficit accumulated during the development
     stage                                           (887,903)        (434,506)
                                                  -----------      -----------

                  Total stockholders' equity        3,267,102        3,690,499
                                                  -----------      -----------

                                                  $ 3,357,577      $ 3,728,861
                                                  ===========      ===========

         The accompanying notes are an integral part of this statement.


CORPDAL:69742.3  29976-00001
                                       F-1

                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the three months ended June 30,
                                   (unaudited)


                                                       1997            1996
                                                      ------           -----

Cost and expenses
    Legal and professional fees                   $   162,413      $    47,147
    Consulting fees                                         -           65,358
    Travel and entertainment                           21,647           22,369
    Public relations                                        -           10,108
    Other                                              10,808           14,140
                                                  -----------      -----------

                  Total cost and expenses             194,868          159,122

Other income
    Interest income                                   (24,292)               -
                                                  -----------      -----------

                  Net loss                        $   170,576      $   159,122
                                                  ===========      ===========

Loss per share                                    $       .02      $       .03
                                                  ===========      ===========

Weighted average shares outstanding                 7,432,600        5,355,182
                                                  ===========      ===========



         The accompanying notes are an integral part of this statement.


CORPDAL:69742.3  29976-00001
                                       F-2

                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the six months ended June 30,
                                   (unaudited)


                                                       1997            1996
                                                      ------          ------

Cost and expenses
    Legal and professional fees                   $   418,468      $    56,234
    Consulting fees                                         -          117,020
    Travel and entertainment                           53,385           51,028
    Public relations                                    7,110           10,108
    Other                                              14,147           15,851
                                                  -----------      -----------

                  Total cost and expenses             493,110          250,241

Other income
    Interest income                                   (39,713)               -
                                                  -----------      -----------

                  Net loss                        $   453,397      $   250,241
                                                  ===========      ===========

Loss per share                                    $       .06      $       .05
                                                  ===========      ===========

Weighted average shares outstanding                 7,442,600        5,228,320
                                                  ===========      ===========




         The accompanying notes are an integral part of this statement.


CORPDAL:69742.3  29976-00001
                                       F-3

                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,




                                                       1997            1996
                                                      ------          ------

Operating activities
    Net loss                                      $  (453,397)     $  (250,241)
    Net changes in operating assets and
     liabilities
       Prepaid expenses                               (15,472)         (10,000)
       Accrued expenses                                61,164           48,000
                                                  -----------      -----------

                  Net cash used in operating
                     activities                      (407,705)        (212,241)

Investing activities
    Acquisition of mineral rights                    (447,801)               -

Financing activities
    Net repayments/borrowings from related
     parties                                           (9,051)          38,808
    Issuance of common stock, net of expenses               -          112,535
    Proceeds from merger with Starlight
     Acquisitions, Inc.                                     -          100,000
                                                  -----------      -----------

                  Net cash (used in) provided
                     by financing activities           (9,051)         251,343
                                                  -----------      -----------

                  Net (decrease) increase in
                     cash                            (864,557)          39,102

Cash at beginning of period                         2,031,045           45,208
                                                  -----------      -----------

Cash at end of period                             $ 1,166,488      $    84,310
                                                  ===========      ===========



         The accompanying notes are an integral part of this statement.


CORPDAL:69742.3  29976-00001
                                       F-4

                             Toucan Gold Corporation
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (unaudited)


NOTE A - BASIS OF PRESENTATION

Organization
------------

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of June 30, 1997, and the consolidated results of operations for the three (3) months and six (6) months ended June 30, 1997 and 1996, and the consolidated cash flows for the six (6) months ended June 30, 1997 and 1996 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1996, included in the Company's 1996 Annual Report on Form 10- KSB.


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

Under an agreement with a Brazilian individual, as of June 30, 1997, the Company had acquired fourteen (14) priority mineral claims in the Cuiba Basin, Brazil and was committed to acquire nine (9) additional priority claims upon clearance of title by the DNPM. The consideration for each claim will be $36,000 in cash and 12,000 shares of the Company. In addition, a bonus payment of 50,000 shares is due to the seller if all nine (9) claims are delivered to the Company. The 192,000 shares of Common Stock that the Company is obligated to issue with respect to such fourteen (14) claims pursuant to such agreement have not been issued as of June 30, 1997 but are reflected in the number of issued and outstanding shares of Common Stock in the June 30, 1997 balance sheet contained in the financial statements contained herein.






CORPDAL:69742.3  29976-00001
                                       F-5

                             Toucan Gold Corporation
                          (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                                  June 30, 1997
                                   (unaudited)


NOTE C - NEW ACCOUNTING PRONOUNCEMENT

The FASB has issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements issued after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The adoption of this new standard is not expected to have an effect on the disclosure of earnings per share in the financial statements.





CORPDAL:69742.3  29976-00001
                                       F-6

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

     The consolidated financial statements for the six months ended June 30, 1997, reflect the results of the Company's operations, which consisted primarily of legal, accounting and consulting fees, travel and entertainment expenses, public relations expenses and expenses related to the establishment of the Company's Canadian Office. The Company's Canadian office was closed effective May 31, 1997.

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

     The Company had entered into a letter of intent (the "Letter of Intent") with Eldorado Gold Corporation ("Eldorado") pursuant to which Eldorado would

CORPDAL:69742.3  29976-00001
earn a 50% interest in 10% of MBL mining claims to be selected by Eldorado, through the expenditure of Canadian $5 million by Eldorado within two years. The Letter of Intent was subject to a number of conditions, including the negotiation and execution of a definitive agreement within a certain time period. These conditions were not fulfilled, and the Letter of Intent has expired by its terms. Eldorado has asserted the position that the Letter of Intent constituted a binding agreement that it may seek to enforce if definitive documents reflecting the terms of the Letter of Intent are not executed. The Company believes that El Dorado's position is without merit.

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



CORPDAL:69742.3  29976-00001
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

         Item 6.  Exhibits and Reports on Form 8-K.

                                    EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

27       Financial Data Schedule

Form 8-K: No reports on Form 8-K have been filed with the Securities and Exchange Commission in the quarter ended June 30, 1997.



CORPDAL:69742.3  29976-00001
                                        5

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TOUCAN GOLD CORPORATION
                                   (Registrant)



Date: August  19, 1997             By:  /s/ Robert P. Jeffcock
                                        --------------------------------------
                                        Robert P. Jeffcock, President and Chief
                                        Executive Office (Principal Executive
                                        Officer) and Vice President-Chief
                                        Financial Officer (Principal Financial
                                        Officer



CORPDAL:69742.3  29976-00001
                                        6