Form 10-Q
period 1997-09-30
TOUCAN GOLD CORP
filed 1997-11-20
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

For Quarter Ended September 30, 1997                Commission File No. 33-28562

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

                                            YES     X        NO
                                                  ----           ----

As of November 11, 1997, there were 7,264,600 shares of the common stock, $.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES            NO     X
     ----           ----



CORPDAL:93721.1  29976-00001
                                        1

                             TOUCAN GOLD CORPORATION

                               September 30, 1997

                                      INDEX




PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

         Item 1.  Financial Statements
         ------
                  Consolidated Balances Sheets as of
                    September 30, 1997 and December 31, 1996................F-1

                  Consolidated Statements of Operations for
                    the three months ended September 30, 1997
                    and 1996................................................F-2

                  Consolidated Statements of Operations for
                    the nine months ended September 30, 1997
                    and 1996................................................F-3

                  Consolidated Statements of Cash Flows for
                    the nine months ended September 30, 1997
                    and 1996................................................F-4

                  Notes to Consolidated Financial Statements................F-5

         Item 2.  Management's Discussion and Analysis of
         ------     Financial Condition and Results of Operations.............3

PART II. OTHER INFORMATION....................................................4

         Item 1.  Legal Proceedings...........................................4
         ------

         Item 2.  Changes in Securities.......................................4
         ------

         Item 3.  Default Upon Senior Securities..............................4
         ------

         Item 4.  Submission of Matters to a Vote of
         ------     Security Holders..........................................4

         Item 5.  Other Information...........................................4
         ------

         Item 6.  Exhibits and Reports on Form 8-K............................5
         ------

SIGNATURES....................................................................6

CORPDAL:93721.1  29976-00001
                                        2


                             Toucan Gold Corporation
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)




                                                                                    September 30,      December 31,
                  ASSETS                                                                 1997                 1996
                                                                                   --------------            -----

Cash                                                                                     $863,646        $2,031,045

Prepaid expenses                                                                           29,771             6,374
                                                                                          -------    --------------

                  Total current assets                                                    893,417         2,037,419

Mineral rights                                                                          2,189,742         1,691,442

Office Equipment                                                                            2,629                 -
                                                                                     ------------  ----------------

                                                                                       $3,085,788        $3,728,861

    LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                                           $ -            $ 9,051

Accrued expenses and other liabilities                                                     87,975            29,311
                                                                                          -------     -------------

                  Total current liabilities                                                87,975            38,362

Stockholders' equity
    Preferred stock, par value .01 per share; authorized, 2,000,000
       shares; issued and outstanding, none                                                    -                 -
    Common stock, $.01 par value per share; authorized 30,000,000 shares; issued and outstanding, 7,506,600, and 7,432,600 shares,
       respectively                                                                        75,066            74,326
    Additional paid-in capital                                                          4,093,939         4,050,679
    Deficit accumulated during the development stage                                   (1,171,192)         (434,506)
                                                                                      -----------         ---------

                  Total stockholders' equity                                            2,997,813         3,690,499
                                                                                   --------------        ----------

                                                                                       $3,085,788        $3,728,861



                 The accompanying notes are an integral part of
                               these statements.


CORPDAL:93721.1  29976-00001
                                       F-1






                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the three months ended September 30,
                                   (unaudited)


                                                       1997              1996
                                                      ------            ------

Cost and expenses
    Legal and professional fees                    $   147,510       $  190,890
    Travel and entertainment                            43,151           37,840
    Public relations                                    20,220           15,574
    Other                                               84,646           11,110
                                                   -----------       ----------

                  Total cost and expenses              295,527          255,414


Other income
    Interest income                                    (12,238)
                                                   -----------      -----------
              Net loss                             $   283,289      $   255,414
                                                   ===========      ===========

Loss per share                                           $ .04            $ .05
                                                         =====            =====

Weighted average shares outstanding                  7,458,230        5,644,600
                                                   ===========      ===========



                 The accompanying notes are an integral part of
                               these statements.


CORPDAL:93721.1  29976-00001
                                       F-2






                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     For the nine months ended September 30,
                                   (unaudited)



                                                                                                                  For the period
                                                                                                                 November 3, 1995
                                                                                                                 (Commencement of
                                                                                                                Operations) through
                                                                        1997                     1996           September 30, 1997
                                                              ------------------------  ---------------------- ---------------------
Cost and expenses
    Legal and professional fees                                             $  565,978            $    374,144          $  748,920
    Travel and entertainment                                                    96,536                  88,867             253,353
    Public relations                                                            27,330                  25,682              60,985
    Other                                                                       98,793                  16,962             139,365
                                                                            ----------            ------------          ----------

                  Total cost and expenses                                      788,637                 505,655           1,202,623

Other (income) expense
    Interest income                                                           (51,951)                       -             (79,773)
    Interest expense                                                                 -                       -              48,342
                                                                            ----------            ------------          ----------

                  Total other (income) expense                                (51,951)                       -             (31,431)
                                                                            ----------            ------------          ----------

                  Net loss                                                  $  736,686            $    505,655          $1,171,192
                                                                            ==========            ============          ==========

Loss per share                                                                    $.10                    $.09                $.21
                                                                                  ====                    ====                ====

Weighted average shares outstanding                                          7,447,918               5,375,810           5,615,445
                                                                            ==========            ============          ==========



                 The accompanying notes are an integral part of
                               these statements.


CORPDAL:93721.1  29976-00001
                                       F-3





                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,




                                                                                                                   For the period
                                                                                                                  November 3, 1995
                                                                                                                  (Commencement of
                                                                                                                 operations) through
                                                                                                                    September 30,
                                                                         1997                     1996                  1997
                                                              -------------------------- ---------------------- --------------------
Operating activities
    Net loss                                                            $      (736,686)        $     (505,655)       $  (1,171,192)
    Net changes in operating assets and liabilities
       Prepaid expenses                                                         (23,397)               (10,000)             (29,771)
       Accrued expenses                                                          58,664                250,397               87,975
                                                                        ----------------        ----------------      -------------


                  Net cash used in operating activities                        (701,419)              (265,258)          (1,112,988)

Investing activities
    Acquisition of mineral rights                                              (468,300)                     -           (1,823,742)
    Acquisition of office equipment                                              (2,629)                     -               (2,629)
                                                                       ----------------        ---------------       --------------

                  Net cash used in investing activities                        (470,929)                     -           (1,826.371)

Financing activities
    Net repayments/borrowings from related parties                               (9,051)                49,230                    -
    Issuance of common stock, net of expenses                                    14,000                112,535            3,703,005
    Proceeds from merger with Starlight Acquisitions, Inc.                            -                100,000              100,000
                                                                       ----------------       ----------------       --------------

                  Net cash (used in) provided by
                     financing activities                                         4,949                261,765            3,803,005
                                                                       ----------------       ----------------       --------------

                  Net (decrease) increase in cash                            (1,167,399)                (3,493)             863,646

Cash at beginning of period                                                   2,031,045                 45,208                    -
                                                                       ----------------       ----------------       --------------

Cash at end of period                                                  $        863,646       $         41,715       $      863,646
                                                                       ================       ================       ==============



                 The accompanying notes are an integral part of
                               these statements.


CORPDAL:93721.1  29976-00001
                                       F-4

                             Toucan Gold Corporation
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (unaudited)


NOTE A - BASIS OF PRESENTATION

Organization
------------

The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of September 30, 1997, and the consolidated results of operations for the three (3) months and nine (9) months ended September 1997 and 1996, and the consolidated cash flows for the nine (9) months ended September 30, 1997 and 1996 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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


NOTE B - COMMITMENT AND CONTINGENCY

Under an agreement with a Brazilian individual, as of September 30, 1997, the Company had acquired sixteen (16) priority mineral claims in the Cuiba Basin, Brazil and was committed to acquire nine (9) additional priority claims upon clearance of title by the DNPM. The consideration for each claim will be $36,000 in cash and 12,000 shares of the Company. In addition, a bonus payment of 50,000 shares is due to the seller if all nine (9) claims are delivered to the Company. The 192,000 shares of Common Stock that the Company is obligated to issue with respect to such sixteen (16) claims pursuant to such agreement have not been issued as of September 30, 1997 but are reflected in the number of issued and outstanding shares of Common Stock in the September 30, 1997 balance sheet contained in the financial statements contained herein.






CORPDAL:93721.1  29976-00001
                                       F-5

                             Toucan Gold Corporation
                          (a development stage company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1997
                                   (unaudited)


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

NOTE D  - OPTIONS ISSUED

The Company issued stock options for the right to purchase 100,000 shares of the Company's common stock on September 27, 1997. The options were granted to two employees as follows: (i) 50,000 shares, fully vested as of the date of grant, at an exercise price of US $1.00 per share, expiring September 27, 1999; (ii) 50,000 shares at an exercise price of US $1.00 per share, 17,000 shares vesting on the date of grant, 17,000 shares vesting April 1, 1998 and 16,000 shares vesting April 1, 1999. The options expire on April 1, 2002.







CORPDAL:93721.1  29976-00001
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

     The consolidated financial statements for the nine months ended September 30, 1997, reflect the results of the Company's operations, which consisted primarily of legal, accounting and consulting fees, travel and entertainment expenses, public relations expenses and expenses related to the establishment of the Company's Canadian and Brazilian offices. The Company's Canadian office was closed effective May 31, 1997.

     The Company has begun a program of mineral exploration to target and explore selected areas of its Brazilian mining claims to determine which areas are most likely to contain economic gold mineralization or to effectuate this program through joint ventures. During the three months ended September 30, 1997, the Company began shallow drilling to geochemically test the lower saprolite. The samples resulting from such drilling are being processed and will be sent to Bondar Clegg for assay. The Company chose five sites, on which artisanal mine workings ("nugget patches") have taken place. The Company believes that these nugget patches are de facto geochemical anomalies reflecting the presence of disseminated gold mineralization in the subsurface. In order to facilitate these activities, the Company has opened an office in Brazil. The Brazilian office is staffed by thirty employees and consultants, consisting of geologists, land acquisition personnel, mapping specialists and various support personnel.

     During the three months ended September 30, 1997, the Company commissioned a 4,300 kilometer aerial geophysical survey of part of its priority exploration claims and is currently awaiting appropriate government licenses prior to proceeding with this aspect of the exploration program.

     These programs (including both the mineral exploration and the geophysical surveying) will likely be completed by the end of this year. However, the program to fully explore and develop its entire claim area will take several years. In the event of encouraging results in a particular area, a more concentrated study will be undertaken to provide the basis of a feasibility study for mineral development. MBL will also be working to acquire additional claims in the Cuiaba Basin in the State of Mato Grosso, Brazil.

     During the three months ended September 30, 1997, the Company was informed by the National Mineral Production Department of Brazil (the "DNPM") that certain of the Company's claims were subject to the existing claims of others already on record with the DNPM. Conversely, the DNPM also informed the Company that it was the owner of claims that were previously believed by the DNPM to be held by others. As well, Brazilian law prohibits mining activity on claims located inside the city limits of designated Brazilian cities. As a result, the Company was forced to surrender those claims that it held which were subject to such law. The net effect of these series of changes is that the Company's claims were reduced by 37,385 hectares of its overall claims of approximately 1.4 million hectares.

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

CORPDAL:93721.1  29976-00001
                                        3

     The Company has raised approximately $3.6 million in net proceeds through the issuance of 1,600,000 Units at $2.50 per Unit, each Unit consisting of one share of Company Common Stock and a warrant to purchase a share of Company Common Stock at an exercise price of $3.50, in an offering exempt from registration under the Securities Act pursuant to Regulation S. This offering was completed on November 1, 1996. The expiration date for such warrants was set at the close of business on October 31, 1997, subject to adjustment in connection with certain anti-dilution provisions. On October 31, 1997, the expiration date for the warrants was extended by the Company from October 31, 1997 to January 31, 1998.

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

     In order to finance the Company's future exploration activities and general working capital needs, including maintaining its Brazilian office and paying the personnel of the Brazilian office, the Company will require additional capital. The Company is exploring several financing alternatives.

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

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         (a)      None

         (b)      None

         (c)      None

Item 3.  Default Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         (a) The Company has begun a program of mineral exploration to target and explore selected areas of its Brazilian mining claims to determine which areas are most likely to contain economic gold mineralization or to effectuate this program through joint ventures. During the three months ended September 30, 1997, the Company began shallow drilling to geochemically test the lower saprolite. The samples resulting from such drilling are being processed and will be sent to Bondar Clegg for assay. The Company chose five sites, on which artisanal mine workings ("nugget patches") have taken place. The Company believes that these nugget patches are de facto geochemical anomalies reflecting

CORPDAL:93721.1  29976-00001
                                        4
the presence of disseminated gold mineralization in the subsurface. In order to facilitate these activities, the Company has opened an office in Brazil. The Brazilian office is staffed by thirty employees and consultants, consisting of geologists, land acquisition personnel, mapping specialists and various support personnel.

         During the three months ended September 30, 1997, the Company commissioned a 4,300 kilometer aerial geophysical survey of part of its priority exploration claims and is currently awaiting appropriate government licenses prior to proceeding with this aspect of the exploration program.

         (b) During the three months ended September 30, 1997, the Company was informed by the National Mineral Production Department (the "DNPM") that certain of the Company's claims were subject to the existing claims of others already on record with the DNPM. Conversely, the DNPM also informed the Company that it was the owner of claims that were previously believed by the DNPM to be held by others. As well, Brazilian law prohibits mining activity on claims located inside the city limits of designated Brazilian cities. As a result, the Company was forced to surrender those claims that it held which were subject to such law. The net effect of these series of changes is that the Company's claims were reduced by 37,385 hectares of its overall claims of approximately 1.4 million hectares.

         (c) On September 27, 1997, at a meeting of the Board of Directors, the Company granted options to purchase, in the aggregate, 100,000 shares of Company Common Stock to two separate individuals in their capacities as employees of the Company. The options allowed each individual to purchase 50,000 shares of Company Common Stock at an exercise price of US $1.00.

                  (1) The first block of options, allowing the grantee to purchase 50,000 shares of Company Common Stock, was granted to David Carmichael. Mr. Carmichael serves as the General Manager for Mineradora de Bauxita Ltda. ("MBL"). These options would vest in increments of 17,000, 17,000 and 16,000. The initial grant of options to purchase 17,000 shares vested on the date of grant. The remaining blocks of 17,000 and 16,000 options will vest on April 1, 1998 and April 1, 1999, respectively, only in the event that Mr. Carmichael is employed with the Company on those dates.

                  (2) The second block of options, allowing the grantee to purchase 50,000 shares of Company Common Stock, was granted to
                  L. Clark Arnold, a Director and Vice President - Exploration, whose responsibility is overseeing the Company's exploration program, for his continuing contributions to the Company in discharging such responsibilities. Mr. Arnold options vested on the date of grant and are exercisable up until September 27, 1999.

         (d) On September 27, 1997, at a meeting of the Board of Directors, the Company granted 50,000 shares of Company Common Stock to Mr. Jay Lutsky, for his continuing contributions as an investor relations consultant to the Company. Mr. Lutsky also served as an officer and a director of Starlight Acquisitions, Inc. The shares were issued to Mr. Lutsky pursuant to, and subject to the restrictions of, Rule 144 of the Securities Act of 1933, as amended.

         (e) On September 27, 1997, the Board of Directors approved and confirmed an Employment Agreement, dated as of April 1, 1997, by and between the Company and David Carmichael (the "Agreement"). The Agreement provides that Mr. Carmichael is to receive (i) a signing bonus of US $20,000; (ii) a base gross salary of US $90,000 per annum payable in equal monthly installments with the first payment being made on April 30, 1997; and (iii) an annual bonus set at a minimum of US $20,000 and a maximum of US $30,000 to be determined at the discretion of the Board of Directors of the Company and payable three months following the end of each year of employment commencing with Mr. Carmicheal's second year of employment. The Agreement further provides for a grant to Mr. Carmicheal of options to purchase 50,000 shares of Company Common Stock. The terms of such options are described above in sub paragraph (c) (1). The Agreement shall continue in effect from the date of grant on a year to year basis until terminated according to the provisions of the Agreement.

         (f) The Company had entered into a letter of intent (the "Letter of Intent") with Eldorado Gold Corporation ("Eldorado") pursuant to which Eldorado would earn a 50% interest on 10% of MBL mining claims to be selected by Eldorado, through the expenditure of Canadian $5 million by Eldorado within two years. The Letter of Intent was subject to a number of conditions, including the negotiation and execution of a definitive agreement within a certain time period. These conditions were not fulfilled, and the Letter of Intent expired by its terms. On October 30, 1997, the Vice President of Legal Affairs for Eldorado sent a letter to the Company confirming that Eldorado and the Company have agreed to terminate any obligations they may have had to the other party pursuant to such Letter of Intent or any further agreements in connection therewith.

         (g) On October 31, 1997, the expiration date for the warrants issued in the Company's November 1, 1996 offering was extended from October 31, 1997 to January 31, 1998.





CORPDAL:93721.1  29976-00001
                                        5

Item 6.  Exhibits and Reports on Form 8-K.

                                    EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

10.1 Employment Agreement, dated as of April 1, 1997, by and between the Company and David Carmichael

27   Financial Data Schedule

Form 8-K: No reports on Form 8-K have been filed with the Securities and Exchange Commission in the quarter ended September 30, 1997.



CORPDAL:93721.1  29976-00001
                                        6

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TOUCAN GOLD CORPORATION
                                  (Registrant)



Date:    November 19, 1997             By:           /s/ Robert P. Jeffcock
                                                    ---------------------------
                                       Robert P. Jeffcock, President and Chief
                                       Executive Office (Principal Executive
                                       Officer) and Vice President-Chief
                                       Financial Officer (Principal Financial
                                       Officer



CORPDAL:93721.1  29976-00001
                                        7