Form 10KSB
period 1997-12-31
TOUCAN GOLD CORP
filed 1998-04-17
CIK 850083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997
|_| Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

Commission File Number    33-28562
                          ---------

                             TOUCAN GOLD CORPORATION
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                              75-2661571
-------------------------------                            -------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                             Identification No.)

8201 Preston Road
Suite 600
Dallas, Texas                                                      75225
----------------------------------------                   -------------------
(Address of Principal Executive Offices)                        (Zip code)

                                 (214) 890-8088
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

 Title of Each Class                                      Name of Each Exchange
 -------------------                                       on Which Registered
      NONE                                                ---------------------
                                                                    N/A

Securities registered under Section 12(g) of the Exchange Act:       None
                                                              ------------------
                                                               (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes             X            No
     --------------------          --------------------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year. $ 0

State the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 31, 1998 was $2,592,110 based upon the average bid and ask price of the common stock on such date of $0.750 per share on the OTC Electronic Bulletin Board of Nasdaq. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 31, there were 7,714,600 shares of the common stock, $.01 par value, of the registrant issued and outstanding.


Transitional Small Business Disclosure Format: Yes         No    X
                                                  -------    --------

                             Toucan Gold Corporation

                                                                     Page Number
                                                                     -----------

PART I   .......... ...........................................................1

Items 1 and 2.  Description of Business and Property...........................1

Item 3.  Legal Proceedings.....................................................7

Item 4.  Submission of Matters to a Vote of Security-Holders...................7

PART II  ......................................................................8

Item 5.  Market for Common Equity and Related Stockholder Matters..............8

Item 6.  Management's Discussion and Analysis of Financial Condition or Plan
         of Operation.........................................................10

Item 7.  Financial Statements.................................................13

Report of Independent Certified Public Accountants...........................F-2

Consolidated Balance Sheet as of December 31, 1997...........................F-3

Consolidated Statements of Operations for the years ended December 31,
         1997, 1996 and the period from November 3, 1995 to December 31,
         1997................................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
         December 31, 1997, 1996.............................................F-5

Consolidated Statement of Cash Flows for the years ended December 31,
         1997, 1996 and the period from November 3, 1995 to December 31,
         1997................................................................F-6

Notes to Financial Statements................................................F-7

PART III .....................................................................14

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................14

Item 10.  Executive Compensation..............................................16

Item 11.  Security Ownership of Certain Beneficial Owners and Management......16

Item 12.  Certain Relationships and Related Transactions......................19

Item 13.  Exhibits, List and Reports on Form 8-K..............................21

SIGNATURES....................................................................23

INDEX TO EXHIBITS........................................................INDEX-1

                                     PART I

Items 1 and 2.  Description of Business and Property

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

The Share Exchange

     Effective May 10, 1996, Toucan Mining Limited, an exploration stage company incorporated on November 3, 1995 under the laws of the Isle of Man (British Isles) ("Toucan Mining"), became a wholly owned subsidiary of Starlight when Starlight acquired all of the outstanding capital stock of Toucan Mining in exchange for 4,534,999 shares of Starlight Common Stock (the "Share Exchange) pursuant to a Share Exchange Agreement (the "Share Exchange Agreement"). As a result of the Share Exchange, each shareholder of Toucan Mining received seven shares of Starlight Common Stock for each share of common stock of Toucan Mining held by such shareholder. The shares of Starlight Common Stock received by the Toucan Mining shareholders in the Share Exchange were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and, therefore, are restricted securities. The Starlight Warrants issued in connection with Starlight's initial public offering expired pursuant to their terms prior to the Share Exchange and the Starlight Warrants were issued on May 10, 1996 to purchase an additional 100,000 shares of Starlight Common Stock at an exercise price of $4.00 per share, which were immediately exercisable and expire on the later of (i) the eighteenth month anniversary of the issuance date or (ii) the six month anniversary of the closing of the first registration of securities by the Company. The new Starlight Warrants were issued to former officers and directors of Starlight in consideration of, among other things, their agreement to indemnify Toucan Mining and Starlight with respect to certain representations in the Share Exchange Agreement and the cancellation of their prior warrants to purchase Starlight Common Stock. The Starlight Warrants provided for certain piggy-back registration rights with respect to the shares of Starlight Common Stock underlying the Starlight Warrants. Pursuant to the Reincorporation, the Starlight Warrants were exchanged into the Toucan Warrants to purchase an aggregate of 100,000 shares of Company Common Stock at an exercise price of $4.00 per share. The holders of the Toucan Warrants have certain piggy-back registration rights with respect to the shares of Company Common Stock underlying the Toucan Warrants. The Toucan Warrants are immediately exercisable and expire on the six month anniversary of the closing of the first registration of securities by the Company.

Toucan Mining Limited

     General. Toucan conducts its operations primarily through its wholly owned subsidiary, Toucan Mining. The principal executive office of Toucan Mining is located at Celtic House, Victoria Street, Douglas, Isle of Man IM99 1QZ. In turn, Toucan Mining conducts its operations primarily through its wholly owned subsidiary, Mineradora de Bauxita Ltda. ("MBL"), which is an authorized mining company organized under the laws of Brazil. The shares of MBL are held in trust by related Brazilian parties for the benefit of Toucan Mining. The registered office of MBL is located at Rua 24 de Outubro n(0) 3313, Santarem, state of Para, Brazil. In April 1997, MBL set up an operations office for geological and exploration staff in Cuiaba at Trav. Mestre Joao Monge Guimarae 82 - Cuiaba Mt-Brazil. In November 1997, MBL set up a small warehouse to process and store drilling samples on the outskirts of Cuiaba. The assets of MBL are mineral claims in the Cuiaba Basin, Mato Grosso, Brazil. See "Description of Exploration and Mining Concessions" below.

     Management. The directors of Toucan Mining are Robert P. Jeffcock, Paraic O'Dowd and David Karran. Mr. Jeffcock serves as Managing Director of Toucan Mining and/or President of the Company. See "Directors, Executive Officers, Promoters, and Control Persons". The directors of MBL are Julio Lambertson Rabello and Carlos Edvardo Lins E Silva. Igor Mousasticoshvily, a United States educated and trained geologist, is responsible for the overall negotiation and management of Toucan Mining and MBL's mining claims. See "Certain Relationships and Related Transactions". During the last five years, Mr. Mousasticoshvily has provided consulting services to various Brazilian business interests, especially in the mining industry. Mr. David Carmichael, a Canadian educated and trained geologist, is responsible for onsite geology and day-to-day management of MBL. Since April, 1997, Mr. Carmichael has served as the General Manager of MBL. See "Certain Relationships and Related Transactions". Prior to that time, Mr. Carmichael had served as geologist and plant manager for several companies in Brazil and Chile. Neither Toucan Mining nor MBL are required to have titled officers.

Mining Claims

     As of December 31, 1997, MBL purchased and filed for exploration claims for approximately 1,370,900 million Hectares [5,293 square miles] ("Ha") (259 Ha to 1 square mile) in the Cuiaba Basin. This area is approximately 160 kilometers long in a northeast/southwest direction and is from 30-100 kilometers wide. The claims are located between 15(0) - 16(0) 30' South latitude and between 55(0) 40' - 57(0) West longitude. The large, provincial city of Cuiaba, the capital of Mato Grosso, is located within MBL's claim area.

     MBL is the owner of exploration claims to approximately 1.233,300 Ha [4,762 square miles] that were filed in 1995 with the Departamento Nacional De Produca Mineral ("DNPM"), the Brazilian governmental agency responsible for regulating mineral rights. These claims included 303,190 Ha, which were contested by a previous claimant. The Ministry of Mines and Energy ruled against the previous claimant, and the decision was published in the Government Gazette on April 22, 1996. Accordingly, MBL's claim to the additional 303,190 Ha became effective on May 23, 1996, after which MBL was able to apply to the DNPM, which is also an agency of the Ministry of Mines and Energy, for formal documentation of the claim. See "Description of Exploration and Mining Concessions" below.

     During 1997, the Company was informed by the DNPM that certain of the Company's claims were subject to the existing claims of others already on record with the DNPM. Conversely, the DNPM also informed the Company that it was the owner of claims that were previously believed by the DNPM to be held by others. As well, Brazilian law prohibits mining activity on claims located inside the city limits of designated Brazilian cities. As a result, the Company was forced to surrender those claims that it held which were subject to such law. The net effect of these series of changes is that the Company's claims were reduced by 37,385 Ha of its overall claims to approximately 1,370,900 Ha.

     In November 1996, the Company entered into an agreement with a Brazilian individual (the "seller") to acquire twenty-five (25) additional priority claims in the Cuiaba Basin. Pursuant to this agreement, the seller granted to two representatives (the "Representatives") of the Company an irrevocable power-of-attorney over all twenty-five (25) claims in the aggregate in the Cuiaba Basin in exchange for the Company (i) paying to the seller an initial payment in cash; (ii) paying to the seller additional payments in cash and issuing shares of Company Common Stock the amounts of both to be determined by the number of claims the DNPM certifies is held with priority, having good, clean and transferable title. The Representatives have executed an agreement with Toucan Mining pursuant to which the Representatives hold the power of attorney and such claims in trust on behalf of Toucan Mining. See "Description of Exploration and Mining Concessions" and "Market for Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities" below.

     The Representatives now hold on behalf of the Company an irrevocable power of attorney, over all of such claims, which entitles the Company, upon payment for such claims as hereinabove provided, to transfer such claims as hereinabove provided, to transfer such claims to MBL or another subsidiary of Toucan Mining. Fifteen (15) of the twenty-five (25) claims, which cover approximately 119,584 Ha, have been certified by the DNPM as held in priority, with good, clean and transferable title. Legal title to these fifteen (15) claims is in the process of being transferred to MBL or such other subsidiary of Toucan Mining pursuant to the power-of-attorney. There is no assurance that the remaining ten (10) claims will be certified by the DNPM and transferred to the Company.

     The Company has  previously  reported that sixteen (16) of the  twenty-five
(25) claims had been certified by the DNPM. In March of 1998, however, the Company was informed by the DNPM that the seller did not hold priority title on one of the sixteen (16) claims. As a result, the Company currently holds priority claim on only fifteen (15) claims.

     On November 18, 1997, Igor Mousasticoshvily acquired 10,000 Ha of priority exploration claims (the "Mousasticoshvily Claims") in the Cuiaba Basin for a purchase price of $150,000. On December 8, 1997, the Company agreed to purchase the Mousasticoshvily Claims for $150,000 consisting of a cash payment of $50,000 with the remaining $100,000 balance being paid in shares (the "Acquisition Shares") of Company Common Stock valued at $.75 per share (i.e., 133,333 shares) and the issuance to Mousasticoshvily of warrants (the "Acquisition Warrants") to purchase 133,333 shares of Company Common Stock at an exercise price of $1.50. The Acquisition Warrants will be exercisable until January 1, 2000. See "Market for Common Equity and Related Stockholder Matters--Recent Sales of Unregistered Securities."

Quadros Claims.

     On December 20, 1996, the DNPM issued to Professor Alvaro Pizatto Quadros ("Quadros") a certificate granting Quadros priority in the eight (8) claims located in the Cuiaba Basin (the "Quadros Claims"). In early 1997, the Company authorized the purchase of the Quadros Claims by MBL, through MBL's agent, Mr. Igor Mousasticoshvily, for the sum of $100,000. During 1997, Quadros granted an irrevocable power of attorney over the Quadros Claims to Mr. Mousasticoshvily for the benefit of MBL. In March 1998, the Company was informed that the DNPM had mistakenly issued Quadros the priority certificate in four (4) of the eight
(8) Quadros Claims. As a result, the Company is currently in discussions with the DNPM to determine its priority rights, if any, with respect to the four (4) Quadros Claims mistakenly certified to Quadros and is considering what other remedies it may have under Brazilian law with respect to such four (4) Quadros Claims.

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

     Description of Exploration and Mining Concessions. Under the Brazilian Federal Constitution, all mineral resources belong to Brazil. The government of Brazil does not grant outright ownership of a mineral deposit to a mining company. Exploration and mining of mineral resources may be carried out only following the grant of an exploration permit or mining concession by the DNPM, which administers the Brazilian Mining Code and other laws and regulations governing prospecting and mining operations in Brazil. Mining concessions are granted only to Brazilian companies that have been duly authorized by the Ministry of Mines and Energy to act as a mining company. In 1995, the Brazilian government approved a constitutional amendment that eliminated the requirement of Brazilian control of mining companies, so that a Brazilian mining company can be 100% foreign owned and still qualify as a mining company.

     Under Brazilian law, in order to obtain a mining concession, a mining company must first obtain an exploration permit (referred to herein as a claim). The first step in obtaining a mining claim is filing an application with the DNPM, which must include an exploration plan as well as comply with certain other requirements.

     Under Brazilian law, if a claim is granted, the granting of the claim will, in due course, be published by the Brazilian authorities in the Government Gazette. Such publication can occur from one to twenty years from the date of the claimant making such application with respect to such claim. Once the claim is published in the Government Gazette an annual tax of $0.90 per Ha is payable on the published claim.

     The granting of an exploration claim conveys the right to explore the area covered by the claim. Claims are granted for a three-year term, renewable on request, subject to an annual fee. Exploration must begin in accordance with the exploration plan forming part of the application within a specified period of the claim being granted. The claim may be canceled at the discretion of the DNPM if the claim holder suspends exploration for a period of more than three consecutive months or 120 non-consecutive days. The holder of a terminated claim may reapply to regain the claim area. The onus is on the claim holder to notify the DNPM of any changes to the exploration plan. On completion of the work, a final report must be filed with the DNPM describing the results of the exploration program.

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

     The Brazilian Mining Code requires a claim holder to obtain the consent of the surface owners to access the surface of the property. This usually entails some form of an agreement between the claim owner and the surface owner involving the payment of compensation to the surface owners for damage and loss of income caused by the use and occupation of their land in connection with mining activities. In the event that an agreement cannot be reached with the surface owner, MBL may seek legal recourse under Brazilian law, which provides that a claim holder has the right of access if conducting mineral exploration activities, by seeking a judicial order to determine the amount of surface damage to the property and to grant the surface owner a royalty on future production.

     Brief History of Previous Operations. Gold mining in the Cuiaba Basin began around 1719. Mining activity was sporadic, tending to coincide with periods of high gold price or technical innovations that enabled profitable extraction of the gold. The most recent phase of activity occurred during the 1980's when a period of high gold prices coincided with the availability of metal detectors. Miners quickly realized that by using this equipment, near surface gold mineralization (nuggets) could be readily located and recovered with the help of earth moving equipment. Thousands of hectares were stripped of soil and vegetation. Under present economic conditions, the mining by garimpeiros of the easily located nugget fields is not feasible as near surface quartz veins and mineralized host rock are only accessible by using bulk earth and rock moving equipment, not generally available to the garimpeiros.

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

     In March of 1998, Brazilian Federal Law No. 9605, which reclassifies certain practices against the environment as crimes, became effective. Some of the activities which are enumerated as "crimes against the environment" include:
(1) performing research, mining or extraction of mineral resources without authorization and (2) inducing mortality in the animal life existing in rivers, lakes, dams, ponds, bays or waters under Brazilian jurisdiction. Additionally, the new law provides for the possibility of forced liquidation of any legal entity formed or used primarily with the intent to permit, facilitate or cover up crimes against the environment.

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

     Description of Present Condition of Property; Modernization and Physical Condition of Plant and Equipment. MBL intends to obtain mining concessions by undertaking a program of mineral exploration to target and explore selected areas of its exploration claims to determine which areas are most likely to contain economic gold mineralization. It may effectuate this program through joint ventures or other arrangements. In order to facilitate these activities, the Company, in March 1997, opened an office in Brazil. The Brazilian office is staffed by fifteen employees and consultants, consisting of geologists, land personnel, administrative personnel and field hands. MBL conducts its mineral exploration program through third-party drilling operators.

     The Company has completed a 5,000 meter reverse circulation drilling program involving six separate locations in the Cuiaba District on which artisanal mine workings ("nugget patches") have taken place. The Company believes that these nugget patches are de facto geochemical anomalies reflecting the possible presence of disseminated gold mineralization in the subsurface. A total of 73 holes were drilled to an average depth of 69 meters and sampled at one-meter intervals. In addition to intersecting variable quantities of "visible gold" at all six of the localities tested, drilling has revealed the presence of metasediments with imbedded metavolcanic rocks of Proterozoic age. Approximately 5,000 samples weighing approximately 25 kg. were split, and approximately 3 kg. from each sample were sent for assay testing at two well-known Canadian laboratories.

     An assay test is a chemical test performed on a sample of ore or minerals to determine the amount of valuable minerals contained in such sample. An assay test does not constitute, and should not be read as, a reserve report reflectingn proven or probable reserves.

     The  Company's  drilling  program  was  designed  to  penetrate  the  upper saprolite and geochemically sample lower saprolitic material. Management expected any gold mineralization in the lower saprolite to be finer grained, more homogeneous and reliably sampled by reverse circulation drilling. However, the assay reports reflected a wide variation of results ranging from less than 5 parts per billion to 23.64 grams per ton. Because such results can occur when sampling "coarse gold" mineralization, management conducted additional testing of the samples utilizing a commonly practiced manual inspection technique, which have revealed the presence of "visible gold" in some of the samples, many of which appeared, on the basis of the prior assay, to have negligible gold content. Based on such testing, management believes that the weathering of the saprolite extends deeper into the surface than was originally estimated and that its drilling did not sample the lower saprolite. Because of the indication of coarse gold mineralization, management concluded that it could not rely upon the individual values obtained in the original assay. Accordingly, management resubmmitted 132 larger samples containing "visible gold" for re-assaying to one of the Canadian laboratories in order to use such laboratory's special method of sample preparation and testing suited for the detection and measurement of coarse gold mineralization. Most of the later assayed samples were found to contain consistently higher gold content than the previously assayed samples. Management believes almost all of the drilling to date has intersected fringe-type mineralization of the type often found adjacent to stronger potential economic mineralization.

     Management is encouraged by the results of the overall geochemical testing program and believes that the new sample collection and processing method will more accurately reflect the level and grade of gold mineralization present in the upper saprolite. Accordingly, subject to raising additional capital, the Company has planned a detailed program on the six previously mentioned locations and their adjacent areas of advanced technology soil geochemistry testing and detailed ground geophysics using electrical and magnetic methods. The program will also cover further geological mapping of the remaining nugget patches. More reverse circulation drilling on all of these areas (testing appropriately larger samples) is expected to follow. This program is expected to take fourteen (14) months and is designed to establish whether there are potential orebodies in the upper saprolite in these areas. This program could involve joint ventures and other arrangements that may result in a dilution of the Company's interest in its mining claims.

     Additional regional exploration, to be carried out concurrently with the detailed "nugget patch" exploration, is planned and will be aimed at identifying the mineralization potential of all MBL claims in order to discard those without any potential. This is to be carried out by revision of all geologic information and supported by Landsat Thematic Mapper, extensive field work, and a regional airborne geophysical survey over the area of highest potential. The Company has commissioned a 4,300 kilometer aerial geophysical survey of part of its priority claims and is currently awaiting appropriate governmental licenses prior to proceeding with this aspect of the exploration program.

     At this time, MBL is an exploration stage company and has no probable or proven reserves as defined by the rules and regulations of the Commission.

Exploration and Development Risks

     The exploration for and development of mineral deposits involves significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of gold reserves may result in substantial rewards, few properties that are explored are ultimately developed into producing mines. Major expenses may be required to establish gold reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. There can be no assurance that the exploration programs planned by the Company, Toucan Mining and/or MBL will result in a profitable commercial mining operation. There is aggressive competition within the mining industry for the discovery and acquisition of properties considered to have commercial potential. The Company, Toucan Mining and MBL will compete with other interests, many of which have greater financial resources than they will have, for the opportunity to participate in promising projects. Significant capital investment is required to achieve commercial production from successful exploration efforts.

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

     The economic feasibility of prospective projects, such as the mineral claims in the Cuiaba Basin, is based upon, among other things, estimates of reserves, metallurgic characteristics, recoverability, capital and operating costs of such projects and future gold prices. These and other prospective projects are also subject to the successful completion of feasibility studies, issuance of necessary permits and receipt of adequate financing.

     Development projects have no operating history upon which to base estimates of future cash operating costs and capital requirements. In particular, estimates of reserves, metal recoveries and cash operating costs are to a large extent based upon the interpretation of geologic data obtained from drill holes and other sampling techniques and feasibility studies which derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the configuration of the ore body, expected recovery rates of various metals from the ore, comparable facility and equipment costs, anticipated climate conditions and other factors. As a result, it is possible that actual cash operating costs and economic returns of any and all development projects may materially differ from the costs and returns initially estimated.

     In addition, exploration activities and mining operations generally involve a high degree of risk. If MBL were to discover gold reserves and bring them into production, MBL would be subject to all of the hazards and risks normally encountered in the exploration, development and production of gold, including unusual and unexpected geology formations, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of materials, and which could result in damage to, or destruction of, mines, equipment and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although adequate precautions to minimize risk will be taken, mining operations are subject to hazards (such as equipment failure or failure of retaining dams around tailings, disposal areas), which may result in environmental pollution and consequent liability.

Employees.

     As of March 31, 1998, the Company employed eleven (11) individuals.


                            Item 3. Legal Proceedings

     The Company is not a party to any pending legal proceeding, nor is the Company's property the subject of a pending legal proceeding.

           Item 4. Submission of Matters to a Vote of Security-Holders

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

                                     PART II

        Item 5. Market for Common Equity and Related Stockholder Matters

     The Company Common Stock is listed on the OTC Electronic Bulletin Board of NASDAQ. The following table indicates the quarterly high and low bid price for the Company Common Stock on the OTC Electronic Bulletin Board for the period during 1997 and for the first quarter of fiscal year ending December 31, 1998. Such inter-dealer quotations do not necessarily represent actual transactions, and do not reflect retail mark-ups, mark-downs or commissions.

                                                  OTC ELECTRONIC
                                                  BULLETIN BOARD
                                                     BID PRICE

                                                     HIGH              LOW
         Calendar 1997
         1st Quarter                                $ 2.125          $ 1.250
         2nd Quarter                                $ 1.469          $ 0.438
         3rd Quarter                                $ 1.375          $ 0.406
         4th Quarter                                $ 2.125          $ 0.406

         Calendar 1998
         1st Quarter                                $ 1.500          $ 0.688

     On March 31, 1998, the bid price of the Company Common Stock as reported on the OTC Electronic Bulletin Board was $0.750.

     As of March 31, 1998, there were approximately 344 holders of record of the Company Common Stock.

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

Recent Sales of Unregistered Securities

     The following contains information for all securities that the Company sold within the past year without registering the securities under the Securities
Act:

1. On December 23, 1997, the Company completed a private placement of an aggregate of 400,000 shares (the "Investor Shares") of Company Common Stock to three of its existing stockholders at a purchase price of $.75 per share of Company Common Stock. Roy G. Williams, Zalcany Limited ("Zalcany") and Mustardseed Estates Limited purchased 68,000, 292,000 and 40,000 shares of Company Common Stock, respectively. Along with each share of Company Common Stock sold in the private placement, the Company granted to the holder thereof a warrant (the "Investor Warrants") to purchase one share of Company Common Stock at an exercise price of $1.50. The Investor Warrants will be exercisable until January 1, 2000. The proceeds of the private placement will be used for the Company's working capital purposes.

2. On November 18, 1997 Mousasticoshvily, a consultant to MBL, acquired 10,000 Ha of priority exploration claims (the "Mousasticoshvily Claims") in the Cuiaba Basin for a purchase price of $150,000. On December 8, 1997, the Company agreed to purchase the Mousasticoshvily Claims for $150,000 consisting of a cash payment of $50,000 with the remaining $100,000 balance being paid in shares (the "Acquisition Shares") of Company Common Stock valued at $.75 per share (i.e., 133,333 shares) and the issuance to Mousasticoshvily of warrants (the "Acquisition Warrants") to purchase 133,333 shares of Company Common Stock at an exercise price of $1.50. The Acquisition Warrants will be exercisable until January 1, 2000. As of the end of fiscal year ended December 31, 1997, neither the Acquisition Shares nor the Acquisition Warrants had been issued.

3.   On  November  1,  1996,  the  Company,   pursuant  to  the  exemption  from
     registration provided by Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), completed the offering (the "Yorkton Offering") of 1,600,000 Units for aggregate gross proceeds of $4 million. Each Unit consisted of one share of Company Common Stock, par value $.01 per share and one Company Common Stock share purchase warrant (the "Company Warrants"). Each Company Warrant entitles the holder to subscribe for one additional share of Company Common Stock at a price of $3.50 per share at any time prior to the close of business on the first anniversary of the original date of issue of the Company Warrants, subject to adjustment in connection with certain anti-dilution provisions. The price of the Units was $2.50 per Unit. During October 1997, the expiration date of the Company Warrant was extended to January 31, 1998. As a result of such adjustment, the Company Warrants have expired according to their terms.

     Certain of the net proceeds of the Yorkton Offering were to be used by MBL or another Brazilian mining subsidiary of the Company to acquire mining claims in the Cuiaba Basin. These claims, which number twenty-five (25) in the aggregate, are in the process of being acquired pursuant to the following agreement and understanding:

     (i) The Company will make an initial payment to the seller in the amount of $500,000. Upon receiving this initial payment, the seller will grant to the Representatives of the Company an irrevocable power-of-attorney over all twenty-five (25) Claims.

     (ii) The Company will pay to the seller cash in the amount of $36,000 for each claim that the DNPM certifies is held with priority, having good, clean and transferable title. See "Description of Exploration and Mining Concessions".

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

4. The initial payment of $500,000 has been made by the Company to the seller. Hence, the Representatives on behalf of the Company now hold an irrevocable power of attorney over all such claims, which entitles the Company, upon payment for such claims as hereinabove provided, to transfer such claims to MBL or another subsidiary of Toucan Mining. In December 1996, fourteen (14) of the twenty-five (25) claims were certified by the DNPM as held in priority, with good, clean and transferable title. In April 1997, two (2) additional claims were certified by the DNPM as held in priority, with good, clean and transferrable title. As noted above, in March of 1998, the Company was informed by the DNPM that the seller did not hold priority title on one of the sixteen (16) claims. As a result, the Company currently holds priority claim on only fifteen (15) claims. Accordingly, the Company is obligated to issue to seller 180,000 (15 x 12,000) shares of Company Common Stock. The shares of Company Common Stock to be issued in connection with this transaction have been authorized, but as of December 31, 1997, they have not been issued.

5. On September 27, 1997, the Company granted options to purchase, in the aggregate, 100,000 shares of Company Common Stock to two separate individuals in their capacities as employees of the Company. The options allowed each individual to purchase 50,000 shares of Company Common Stock at an exercise price of $1.00 per share.

          (i) The first block of options, allowing the grantee to purchase 50,000 shares of Company Common Stock, was granted to David Carmichael. Mr. Carmichael serves as the General Manager for MBL.

          These options would vest in increments of 17,000, 17,000 and 16,000. The initial grant of options to purchase 17,000 shares vested on the date of grant. The remaining blocks of 17,000 and 16,000 options will vest on April 1, 1998 and April 1, 1999, respectively, only in the event that Mr. Carmichael is employed with the Company on those dates.

          (ii) The second block of options, allowing the grantee to purchase 50,000 shares of Company Common Stock, was granted to L. Clark Arnold, a Director and Vice President - Exploration, whose responsibility is overseeing the Company's exploration program, for his continuing contributions to the Company in discharging such responsibilities. Mr. Arnold options vested on the date of grant and are exercisable up until September 27, 1999.

     On September 27, 1997, the Company granted 50,000 shares of Company Common Stock to Mr. Jay Lutsky, for his continuing contributions as an investor relations consultant to the Company. Mr. Lutsky also served as an officer and a director of Starlight Acquisitions, Inc.

6. On February 2, 1998, the Company granted options to purchase, in the aggregate, 250,000 shares of Company Common Stock to two separate individuals in their capacities as Directors of the Company. The options allowed Robert P. Jeffcock and Robert A. Pearce to purchase 200,000 and 50,000 shares of Company Common Stock, respectively, at an exercise price of $1.00 per share. Mr. Jeffcock and Mr. Pearce received their options as part of their remuneration for services rendered to the Company. Each individual's options vested on the date of grant and are exercisable up until December 31, 1999.

     The securities placements described in paragraphs 1, 2, 4, 5 and 6 above were effectuated pursuant to the exemption from registration set forth in
Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the "Securities Act"); therefore, such securities are "restricted securities" under Rule 144 of the Securities Act.

     Item 6. Management's Discussion and Analysis of Financial Condition or
                                Plan of Operation

     Effective May 10, 1996, Starlight acquired all of the outstanding capital stock of Toucan Mining in exchange for shares of Starlight Common Stock. As a result of the Share Exchange, a change in control of Starlight occurred, whereby Toucan Mining is deemed to have acquired Starlight. See "Notes to the Consolidated Financial Statements."

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

     The consolidated financial statements for the fiscal year ended December 31, 1997, reflect the results of Toucan's operations, which consisted of opening and operating a Brazilian exploration office, completion of a 5,000 meter reverse circulation drilling program, maintenance of Toucan Mining and MBL's various claims and purchase of new claims which were capitalized in the financial statements. Legal, accounting, investor relations, consulting, travel, subsistence expenses and other general administrative costs were expensed.

     The Company has begun a program of mineral exploration to target and explore selected areas of its mining claims to determine which areas are most likely to contain economic gold mineralization or to effectuate this program through joint ventures. In order to facilitate these activities, the Company, in March 1997, opened an office in Brazil. The Brazilian office is staffed by fifteen employees and consultants, consisting of geologists, land acquisition personnel, mapping specialists and various support personnel.

     The Company has completed a 5,000 meter reverse circulation drilling program involving six separate locations in the Cuiaba District on which artisanal mine workings ("nugget patches") have taken place. The Company believes that these nugget patches are de facto geochemical anomalies reflecting the possible presence of disseminated gold mineralization in the subsurface. A total of 73 holes were drilled to an average depth of 69 meters and sampled at one-meter intervals. In addition to intersecting variable quantities of "visible gold" at all six of the localities tested, drilling has revealed the presence of metasediments with imbedded metavolcanic rocks of Proterozoic age. Samples weighing approximately 25 kg. were split, and approximately 3 kg. from each sample were sent for assay testing at two well-known Canadian laboratories.

     The  Company's  drilling  program  was  designed  to  penetrate  the  upper saprolite and geochemically sample lower saprolitic material. Management expected any gold mineralization in the lower saprolite to be finer grained, more homogeneous and reliably sampled by reverse circulation drilling. However, the assay reports reflected a wide variation of results. Because such results can occur when sampling "coarse gold" mineralization, management conducted additional testing of the samples utilizing a commonly practiced manual inspection technique, which revealed the presence of "visible gold" in some of the samples, many of which had appeared, on the basis of the prior assay, to have negligible gold content. Based on such testing, management believes that the weathering of the saprolite extends deeper into the surface than was originally estimated and that its drilling did not sample the lower saprolite. Because of the indication of coarse gold mineralization, management concluded that it could not rely upon the individual values obtained in the original assay. Accordingly, management resubmitted 132 larger samples containing "visible gold" for re-assaying to one of the Canadian laboratories that tested the original samples in order to use such laboratory's special method of sample preparation and testing suited for the detection and measurement of coarse gold mineralization. Most of the later assayed samples were found to contain consistently higher gold content than the previously assayed samples. Management believes that almost all of the drilling to date has intersected fringe-type mineralization of the type often found near stronger potential economic mineralization.

     Management is encouraged by the results of the overall geochemmical testing program and believes that the new sample collection and processing method will more accurately reflect the level and grade of gold mineralization present in the upper saprolite. Accordingly, subject to raising additional capital, the Company has planned a detailed program on the six previously mentioned locations and their adjacent areas of advanced technology soil geochemistry testing and detailed ground geophysics using electrical and magnetic methods. The program will also cover further geological mapping of the remaining nugget patches. More reverse circulation drilling on all of these areas (testing appropriately larger samples) is expected to follow. This program is expected to take fourteen (14) months and is designed to establish whether there are potential orebodies in the upper saprolite in these areas. This program could involve joint ventures and other arrangements that may result in a dilution of the Company's interest in its mining claims.

     Additional regional exploration, to be carried out concurrently with the detailed "nugget patch" exploration, is planned and will be aimed at identifying the mineralization potential of all MBL claims in order to discard those without any potential. This is to be carried out by revision of all geologic information and supported by Landsat Thematic Mapper, extensive field work, and a regional airborne geophysical survey over the area of highest potential. The Company has commissioned a 4,300 kilometer aerial geophysical survey of part of its priority claims and is currently awaiting appropriate governmental licenses prior to proceeding with this aspect of the exploration program.

     However, the program to fully explore and develop its entire claim area will take several years, and it could involve joint ventures or other arrangements that may result in a dilution of the Company's interest in its claims. In the event of encouraging results in a particular area, a more concentrated study will be undertaken to provide the basis of a feasibility study for mineral development. MBL will also be working to acquire additional claims in the Cuiaba Basin and will cease to explore those claims that prove unproductive.

     The Company will incur major expenses to establish the existence of gold reserves. Accordingly, to fund the Company's exploration program through May 1999 and to pay for normal expenses during that period, the Company believes that it will need to raise approximately $1.6 million or enter into joint ventures with industry partners who agree to provide such funds. This amount does not include any expenditures for lease acquisitions. There can be no assurance that the Company will be able to raise such capital if needed or on terms that are favorable to the Company or to enter into such joint ventures on terms favorable to the Company. The plan will be subject to review depending upon the results obtained. Costs could rise if, among other things, the weather proves untypically harsh, unforeseen ground conditions are encountered, equipment becomes difficult to source, the availability of drilling operators becoming increasingly scarce and their rates increasing accordingly, or negotiations with surface owners become prolonged. MBL may spend more or less on claim acquisitions than currently estimated. There can be no assurance that the exploration program will result in the discovery of economic gold mineralization. The Commpany's financial statements have been prepared assuming that the Company will continue as a going concern. Furthermore, the recoverability of the cost of mineral rights is dependent on the Company's ability to continue exploration, establish the existence of economically recoverable reserves, develop these reserves, and achieve profitable production or obtain sufficient proceeds from the disposition of the rights. The Company's financial statements do not include any adjustments that might result from the outcome of these uncertainties. The matters discussed herein contain forward-looking statements that involve certain risks, uncertainties and additional costs detailed herein. The actual results that are achieved may differ materially from any forward-looking projections, due to such risks, uncertainties and additional costs.

     The Company has raised approximately $3.6 million in net proceeds through the issuance of 1,600,000 Units at $2.50 per Unit, each Unit consisting of one share of Company Common Stock and a warrant to purchase a share of Company Common Stock at an exercise price of $3.50, in an offering exempt from registration under the Securities Act pursuant to Regulation S. This offering was completed on November 1, 1996. The expiration date for such warrants was set at the close of business on October 31, 1997, subject to adjustment in connection with certain anti-dilution provisions. On October 31, 1997, the expiration date for the warrants was extended by the Company from October 31, 1997 to January 31, 1998. The warrants have expired by their terms.

     The Company has used certain of the proceeds from the sale of the Units to finance the purchase of additional mining claims in the Cuiaba Basin, to begin its exploration program, and for general working capital purposes. If the purchase of all of such claims is consummated, the aggregate purchase price would consist of approximately $1,400,000 in cash and 350,000 shares of Company Common Stock, of which $1,076,000 has been paid to date and 192,000 shares of

Company Common Stock are to be issued for claims that have been acquired to date. While the Company has an agreement with the owner of such claims with respect to the purchase terms with respect to the remaining claims, the Company's obligations thereunder are subject to its review of documentation relating to such claims. There can be no assurance that the acquisition of the remaining claims will be consummated.

     In order to finance the Company's exploration activities and general working capital needs, including maintaining its Brazilian office and paying the personnel of the Brazilian office, the Company will require additional capital. The Company is exploring several financing alternatives to obtain such additional capital. The Company is currently funding its day-to-day operations with a demand loan from Zalcany, a company affiliated with Roy G. Williams, while it continues to seek additional financing. The loan from Zalcany bears interest at the annual rate of 10% and is unsecured. As of April 8, 1998, the principal amount of the loan was $54,000 and shall be repaid with the proceeds of any additional financing. Zalcany has indicated to the Company an intent to provide additional short-term financing on the same basis in anticipation of the Company obtaining longer-term additional financing in a short period of time; however, Zalcany is not obligated to advance additional funds to the Company. See Item 7 - Financial Statements Notes to Financial Statements (Note C).

     In addition, the Company had entered into a letter of intent (the "Letter of Intent") with Eldorado Gold Corporation ("Eldorado") pursuant to which Eldorado would earn a 50% interest on 10% of MBL mining claims to be selected by Eldorado, through the expenditure of Canadian $5 million by Eldorado within two years. The Letter of Intent was subject to a number of conditions, including the negotiation and execution of a definitive agreement within a certain time period. These conditions were not fulfilled, and the Letter of Intent expired by its terms. On October 30, 1997, the Vice President of Legal Affairs for Eldorado sent a letter to the Company confirming that Eldorado and the Company have agreed to terminate any obligations they may have had to the other party pursuant to such Letter of Intent or any further agreements in connection therewith.

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


                          Item 7. Financial Statements

     Filed herewith beginning on page F-1 are the following audited financial statements of the Company:

                                                                        Page No.
                                                                        --------

Report of Independent Certified Public Accountants...........................F-2

Consolidated Balance Sheet as of December 31, 1997...........................F-3

Consolidated Statements of Operations for the years ended December 31,
     1997, 1996 and the period from November 3, 1995 to December 31, 1997....F-4

Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1997, 1996.................................................F-5

Consolidated Statement of Cash Flows for the years ended December 31,
     1997, 1996 and the period from November 3, 1995 to December 31, 1997....F-6

Notes to Financial Statements................................................F-7

                 CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

                             TOUCAN GOLD CORPORATION
                          (a development stage company)

                           December 31, 1997 and 1996

               Report of Independent Certified Public Accountants



Board of Directors
Toucan Gold Corporation


We have audited the accompanying consolidated balance sheet of Toucan Gold Corporation as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toucan Gold Corporation as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in its development stage and is not generating cash from operations. As discussed in Note C, additional financing is necessary for the Company to continue its exploration and development activities. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP


/s/ Grant Thornton LLP
----------------------


Dallas, Texas
March 25, 1998


                             Toucan Gold Corporation
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1997


                                     ASSETS

Cash                                                                                                   $    504,795

Prepaid expenses                                                                                             16,375
                                                                                                       ------------
                  Total current assets                                                                      521,170

Mineral rights                                                                                            3,087,895
                                                                                                       ------------

                                                                                                        $ 3,609,065
                                                                                                       ============
                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                                                        $ 131,139

Accrued expenses and other liabilities                                                                       67,974
                                                                                                       ------------

                 Total current liabilities                                                                  199,113


Stockholders' equity
    Preferred stock, par value .01 per share; authorized, 2,000,000
       shares; issued and outstanding, none                                                                      -
    Common stock, $.01 par value per share; authorized 30,000,000
       shares; issued and outstanding 8,039,933 shares                                                       80,399
    Additional paid-in capital                                                                            4,488,606
    Deficit accumulated during the development stage                                                     (1,159,053)
                                                                                                       ------------

                  Total stockholders' equity                                                              3,409,952
                                                                                                       ------------
                                                                                                        $ 3,609,065
                                                                                                       ============



         The accompanying notes are an integral part of this statement.


                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                                                    For the period
                                                                                                   November 3, 1995
                                                                                                     (commencement
                                                                      For the years ended           of operations)
                                                                             December 31,                  through
                                                                      1997           1996          December 31,1997
                                                                     ------         ------         ----------------

Cost and expenses
    Legal and professional fees                                  $  312,007      $ 156,442         $   470,949
    Consulting fees                                                 237,288         24,000             261,288
    Travel costs                                                     82,254        114,264             239,071
    Public relations                                                 59,613         33,655              93,268
    Other                                                            92,553         30,110             122,953
                                                                    -------        -------          ----------

                  Total cost and expenses                           783,715        358,471           1,187,529

Other (income) expense
    Interest income                                                 (59,168)       (17,650)            (76,818)
    Interest expense                                                     -          48,342              48,342
                                                                    -------        -------          ----------

                  Total other (income) expense                      (59,168)        30,692             (28,476)
                                                                    -------        -------          ----------

                  Net loss                                        $ 724,547       $389,163         $ 1,159,053
                                                                    =======        =======          ==========

Loss per share                                                         $.09           $.09                $.20
                                                                        ===            ===                 ===

Weighted average shares outstanding                               7,476,372      4,210,334           5,717,736
                                                                  =========      =========           =========



        The accompanying notes are an integral part of these statements.




                             Toucan Gold Corporation
                          (a development stage company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                 For the years ended December 31, 1997 and 1996




                                                                                         Deficit
                                                                                       accumulated
                                                                        Additional       during
                                                     Common stock         paid-in      development
                                                 Shares        Amount     capital         stage                Total
                                                 ------        ------   ----------     ------------          ---------

Balance at January 1, 1996                       647,857     $ 96,170   $        -     $   (45,343)         $   50,827

Recapitalization of Toucan Mining
    Limited and merger with Starlight
    Acquisitions, Inc.                         4,453,602      (50,787)     150,787               -             100,000

Issuance of common stock, net of
    expenses of $519,700                       2,331,141       28,943    3,899,892               -           3,928,835

Net loss                                               -            -            -        (389,163)           (389,163)
                                               ---------    ---------    ---------      -----------          ---------

Balance at December 31, 1996                   7,432,600       74,326    4,050,679        (434,506)          3,690,499

Issuance of common stock                         607,333        6,073      437,927               -             444,000

Net loss                                               -            -            -        (724,547)           (724,547)
                                               ---------    ---------    ---------      ----------           ---------

Balance at December 31, 1997                   8,039,933   $   80,399   $4,488,606     $(1,159,053)         $3,409,952
                                               =========    =========    =========      ==========           =========



         The accompanying notes are an integral part of this statement.


                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                    For the period
                                                                                                   November 3, 1995
                                                                                                     (commencement
                                                                      For the years ended           of operations)
                                                                          December 31,                  through
                                                                      1997           1996          December 31,1997
                                                                     ------         ------         ----------------

Operating activities
    Net loss                                                      $ (724,547)    $ (389,163)         $(1,159,053)
    Net changes in operating assets and liabilities
       Prepaid expenses                                              (10,001)         1,626              (16,375)
       Accrued expenses and other liabilities                        169,802        (11,289)             199,113
                                                                   ---------      ---------           ----------

                  Net cash used in operating activities             (564,746)      (398,826)            (976,315)

Investing activities
    Acquisition and exploration of mineral rights                 (1,396,453)    (1,235,912)          (2,721,895)

Financing activities
    Net repayments/borrowings from related parties                    (9,051)       (72,260)                   -
    Issuance of common stock, net of expenses                        444,000      3,624,835            4,103,005
    Proceeds from merger with Starlight Acquisitions, Inc.                 -        100,000              100,000
                                                                   ---------      ---------           ----------

                  Net cash provided by financing activities          434,949      3,652,575            4,203,005
                                                                   ---------      ---------           ----------

                  Net (decrease) increase in cash                 (1,526,250)     2,017,837              504,795

Cash at beginning of period                                        2,031,045         13,208                    -
                                                                   ---------      ---------           ----------

Cash at end of period                                             $  504,795    $ 2,031,045           $   504,795
                                                                   =========     ==========            ==========

Cash paid during the year for:
------------------------------
    Interest                                                      $        -    $    48,342           $    48,342

Noncash investing and financing activities:

     Mineral rights were acquired for 24,000 and 168,000 shares of common stock valued at $30,000 and $336,000 in 1997 and 1996, respectively.




        The accompanying notes are an integral part of these statements.

                             Toucan Gold Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1997 and 1996




NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

     Organization
     ------------

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

     During July 1996, Starlight formed Toucan Gold Corporation (Toucan Gold or the Company), a wholly-owned subsidiary and a Delaware corporation. On July 29, 1996, Starlight merged into Toucan Gold, and pursuant to the terms of the merger, the outstanding shares of Starlight were canceled in exchange for shares of Toucan Gold. (See Note G).

     Nature of Operations
     --------------------

     The Company is engaged in acquiring, exploring and developing mineral rights in Brazil.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     Consolidation
     -------------

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Toucan Mining and Mineradora de Bauxita Ltda. (MBL), a Brazilian company whose shares are held in trust by Brazilian related parties for the benefit of Toucan Mining. All material intercompany accounts and transactions have been eliminated.

     Mineral Rights
     --------------

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

                             Toucan Gold Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1997 and 1996




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

     Financial Instruments
     ---------------------

     The carrying amounts reported in the balance sheet for cash, payables and accrued expenses approximate fair value due to the short-term maturity of these financial instruments.

     Use of Estimates
     ----------------

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


NOTE C - REALIZATION OF ASSETS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. However, the Company is a development stage company which has undertaken a program of mineral exploration to target and explore selected areas of its claims to determine which areas are most likely to contain economic gold reserves. The Company has incurred costs of $3,087,895 for the acquisition of claims and exploration since inception, November 3, 1995.

     The recoverability of the cost of mineral rights is dependent on the Company's ability to continue exploration, establish the existence of economically recoverable reserves, develop these reserves, and achieve profitable production or obtain sufficient proceeds from the disposition of the rights. The Company's ability to continue exploration is dependent upon raising additional capital or embarking into joint ventures to fund these activities. Management is in the process of negotiating with potential funding sources and joint venture partners.

     In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued successful exploration by the Company, which in turn is dependent upon the Company's ability to obtain financing to support such exploration activities. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

                             Toucan Gold Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1997 and 1996




NOTE D - MINERAL RIGHTS

     Mineral rights include the following as of December 31, 1997:

         Consideration paid for priority claims                       $1,642,000
         Other acquisition and exploration costs (Note E)              1,445,895
                                                                       ---------

                                                                      $3,087,895
                                                                       =========

     The Company owns priority claims for 1,233,317 hectares which were filed in 1995 with the Departamento Nacional De Produca Mineral (DNPM), the Brazilian governmental agency responsible for regulating mineral rights. The Company was not required to make any payments to the DNPM or third parties in relation to the filing of these claims.

     In November 1996, the Company entered into a transaction with a Brazilian individual to acquire 25 additional priority claims, over a period of time, as each of these claims were confirmed by the DNPM. As of December 31, 1997, the Company had acquired 16 of these claims, approximately 480 square miles, although the Company was informed by the DNPM that the Seller did not hold priority title on one of these 16 claims. As a result, the Company currently holds priority claim on only 15 claims. Consideration paid for these claims included $1,076,000 in cash and 192,000 shares of common stock, which were unissued at December 31, 1997. These shares have been reflected as outstanding as of December 31, 1997 in the accompanying financial statements.

     On December 8, 1997, the Company acquired 10 claims from a stockholder for $50,000 in cash and 133,333 shares of the Company's common stock. The stockholder holds the claims on behalf of the Company under an agreement of beneficial ownership.



NOTE E - RELATED PARTIES

     Amounts payable to related parties consist of the following at December 31:

                                                         1997              1996
                                                        ------            ------

     Loans                                             $      -           $9,051
        Amounts due for consulting and other
        professional services                           131,139                -
                                                        -------            -----
                                                       $131,139           $9,051
                                                        =======            =====

     Advances and repayments during 1996 under the loans were $646,704 and $767,564, respectively. Interest expense paid to related parties in relation to these loans was $48,342 in 1996.

                             Toucan Gold Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1997 and 1996





NOTE E - RELATED PARTIES - Continued

     In 1997 and 1996, the Company made payments of approximately $525,514 and $307,000, respectively, to related parties, including five stockholders, for various consulting services including geological surveys and advice, working with the DNPM to establish beneficial ownership of the priority claims, Brazilian legal and regulatory advice in relation to the priority claims, and the registration of MBL. Included in these costs are approximately $330,000 and $250,000 in 1997 and 1996, respectively, which are considered to be costs relating to the acquisition and exploration of mineral rights and have been capitalized as mineral rights as of December 31, 1997. See Note D regarding other related party transactions.


NOTE F - PER SHARE DATA

     Loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. No effect has been given to assumed exercise of warrants because their effect would be antidilutive.


NOTE G - STOCK WARRANTS

     During 1997, the Company issued warrants to certain individual stockholders to purchase 633,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $1.50 per share. The warrants are immediately exercisable and expire between December 31, 1998 and April 1, 2002.

     On November 1, 1996, the Company completed an offering of 1,600,000 units for gross proceeds of $4 million. Each unit consisted of one share of common stock, par value $.01 per share, and one common stock share purchase warrant (the "Company Warrants"). The Company Warrants expired on January 31, 1998.

     As described in Note A, Starlight's outstanding shares were cancelled in exchange for shares of the Company. Additionally, Starlight warrants issued on May 10, 1996 to purchase an additional 100,000 shares of Starlight common stock at an exercise price of $4.00 per share were exchanged for the Company's warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per share. The holders of these warrants have certain piggy-back registration rights with respect to the shares of the Company's common stock underlying the warrants. The warrants are immediately exercisable and expire on the later of January 10, 1998, or the six month anniversary of closing of the first registration of securities by the Company.

                             Toucan Gold Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                           December 31, 1997 and 1996





NOTE H - INCOME AND OTHER TAXES

     At December 31, 1997, the Company had approximately $815,000 of net operating loss carryforwards which expire through 2012. The Company's deferred tax asset at December 31, 1997 and 1996 relating to net operating loss carryforwards was approximately $277,000 and $58,000, respectively. A valuation allowance for this asset has been recorded in each period. Accordingly, no tax benefit is reflected in the statements of operations.

     Under Brazilian tax law, MBL is liable for property taxes on the claims under exploration. These taxes are due upon the public disclosure of the claims by the Brazilian authorities.


NOTE I - COMMITMENT

     Under an agreement with a Brazilian individual (Note D), the Company is committed to acquire 9 additional priority claims upon clearance of title by the DNPM. The consideration for each claim will be $36,000 in cash and 12,000 shares of common stock. In addition, a bonus payment of 50,000 shares is due to the seller if all 9 claims are delivered to the Company.


NOTE J - FOURTH QUARTER ADJUSTMENT

     During the fourth quarter of 1997, the Company capitalized as mineral rights $246,046 of costs which were recorded as expenses in the nine months ended September 30, 1997.


NOTE K - RECLASSIFICATIONS

     Certain   reclassifications  have  been  made  to  prior  years'  financial statements to conform to the 1997 presentation.

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons

     The Board of Directors currently consists of four (4) persons, Robert P. Jeffcock, L. Clark Arnold, Don Box and Robert A. Pearce. The following table sets forth information about all Directors and executive officers of the Company and all persons nominated or chosen to become such:

                                                                                                         YEAR FIRST
                                                                                                           ELECTED
NAME AND BUSINESS ADDRESS                    AGE                         OFFICE                           DIRECTOR
-------------------------                    ---                         ------                           --------

Robert P. Jeffcock                            58     President, Chief Executive Officer,                    1996
Apt. B42 ROC Fleuri                                  Chairman of the Board of Directors, Vice
1 Rue du Tenao  MONACO                               President and Secretary

L. Clark Arnold                               57     Director and Executive Vice President-                 1996
201 East Rudasill Road                               Exploration
Tucson, Arizona

Don Box                                       48     Director and Assistant Secretary                       1996
8201 Preston Road, Suite 600
Dallas, Texas

Robert A. Pearce                              53     Director and Chief Financial Officer                   1998
Rycote Oasthouse, Wyck Lane
East Worldham
Hants, United Kingdom GU34-3AW


     Robert Jeffcock - Mr. Jeffcock has served as the Chairman of the Board of Directors, Chief Financial Officer and Secretary of the Company since the date of the Share Exchange (May 10, 1996), and also served as President and Chief Executive Officer of the Company from the date of the Share Exchange until December 31, 1996. Mr. Jeffcock resumed his positions as President and Chief Executive Officer of the Company on May 31, 1997 after the resignation of Oliver Lennox-King. Mr. Jeffcock is currently the President and Chief Executive Officer in addition to his other positions. Since 1995, Mr. Jeffcock has been a Director of Toucan Mining. From 1987 until 1990 Mr. Jeffcock was the Managing Director of Blue Angel Mining Ltd., a gold exploration company in Ecuador and from 1990 until 1994 he was a director of Atlantis Diamonds Ltd., which was involved in diamond exploration and production in Brazil. From 1990 until 1994, Mr. Jeffcock was President of Rand Industries Inc., a mining company. In 1981, Mr. Jeffcock was the co-founder and President of Isle Resources Inc., a public oil and gas company. In 1984, Mr. Jeffcock co-founded Lysander Petroleum Ltd., which is now Pentex Energy Plc. Mr. Jeffcock was educated at Bedales School and at Aiglon School Villars, Switzerland.

     L. Clark Arnold - Mr. Arnold has served as a Director and Executive Vice President-Exploration of the Company since the date of the Share Exchange. Mr. Arnold is a registered professional geologist in the State of Arizona. Since the mid-1970s Mr. Arnold has engaged in a consulting practice located in Tucson, Arizona, focused on mineral exploration in Southwest U.S., South America and the Southwest Pacific. Mr. Arnold holds a MS Degree and a Pd.D. Degree in Geology, both from the University of Arizona. Mr. Arnold provides consulting services to the Company and receives remuneration at the rate of $450 per day. Expenses are at Mr. Arnold's cost. In 1997, Mr. Arnold received remuneration from the Company in the amount of $23,934, which includes Mr. Arnold's expenses. In addition, in 1997, Mr. Arnold was granted certain options to purchase Company Common Stock. See "Certain Relationships and Related Transactions".

     Don Box - Mr. Box has served as a Director and Assistant Secretary of the Company since the date of the Share Exchange. Mr. Box has served since November 1, 1997, as the Executive Vice President of Remington Oil and Gas Corp., a publicly held oil and gas exploration and production company. Mr. Box served as Chairman of the Board of Directors of Box Energy Corporation, a public company owning oil and gas interests in the Gulf of Mexico and mainland U.S., from 1993 until Novmeber 1, 1997, and served as Chief Executive Officer of Box Energy Corporation from January 1, 1997, until November 1, 1997. Since 1992 Mr. Box has been President and a Director of Box Brothers Holding Company ("Box Brothers"), which is engaged in the oil and gas business. Box Brothers underwent a plan of reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code in Federal Bankruptcy Court in Delaware in 1995. Since 1988, Mr. Box has been the President of CKB Petroleum, which is engaged in the oil and gas business. Since 1984, Mr. Box has been the President of CKB Petroleum, which is engaged in the oil and gas business. From 1990 until 1996, Mr. Box was President of Race Circuit Management of Texas, which is engaged in motor sports promotion. Mr. Box holds a Bachelor of Arts degree from the University of Pennsylvania, a Bachelor of Science degree in Economics from the Wharton School of Business and a Masters degree in Business Administration from Southern Methodist University.

     Robert A. Pearce - Mr. Pearce has served as a Director and Chief Financial Officer of the Company since January 31, 1998. From 1992 through 1993, Mr. Pearce served as a director, and subsequently as the chairman, of Aspermont Ltd. ("Aspermont"), a publicly traded holding company holding interests in the television broadcasting and engineering industries. Also during 1993, Mr. Pearce served as the Executive Chairman of A. I. Engineering Ltd., a publicly traded engineering firm in the mining industry. From 1994 until his appointment as Director and Chief Financial Officer of the Company, Mr. Pearce was an independent consultant to various companies in the United States and the United Kingdom. Mr. Pearce is a certified accountant having received his accounting certificate from the Institute of Chartered Accountants of Australia. Aspermont and its subsidiary, Darling Downs TV Ltd. ("Darling Downs"), were in severe financial distress prior to Mr. Pearce's appointment to the Board of Directors of Aspermont in 1992. On October 15, 1993, Darling Downs was placed in receivership as a result of its inability to meet its obligations to its secured creditor. Mr. Pearce negotiated with the secured creditors of Aspermont and Darling Downs, the payment of all unsecured creditors, the sale of the assets subject to the security interest of the secured creditors and the write-off of the balance of the secured indebtedness. Such claims were settled, and the receivership was terminated. Mr. Pearce provides services to the Company one day per week and such additional time as is requested by the President of the Company. Mr. Pearce receives remuneration at the rate of 500 pounds
(approximately $825) per day for such day and such additional time, plus reimbursement of reasonable business expenses. In addition, Mr. Pearce received certain options to purchase Company Common Stock in connection with his appointment as Chief Financial Officer and Chief Accounting Officer. See "Certain Relationships and Related Transactions."

     The Company is not aware of any "family relationships" (as defined in Item 401(c) of Regulation S-B promulgated by the Commission) among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

     Except as set forth above, the Company is not aware of any event (as listed in Item 401(d) of Regulation S-B promulgated by the Commission) that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.


                         Item 10. Executive Compensation

     The following table sets forth the compensation paid by the Company to its Chief Executive Officer during the fiscal year ended December 31, 1997; no executive officer, other than Robert P. Jeffcock, earned in excess of $100,000.



                                                                        Annual Compensation

                                                     Year
               Name/Principal                       Ending                                       Other Annual
                  Position                       December 31         Salary         Bonus        Compensation


           Robert P. Jeffcock, CEO                   1995             N/A            N/A              N/A
                                                     1996           $32,000          $ 0              $ 0
                                                     1997           $120,000         $ 0              $ 0


     Oliver Lennox-King served as the Chief Executive Officer and as a member of the Board of Directors of the Company from January 1, 1997 until May 31, 1997. In connection with his resignation from these positions, Mr. Lennox-King agreed to the termination of all stock options with regard to the Company's Common Stock that had been granted to him by the Company. Further, Mr. Lennox-King relinquished any claim against the Company that he held at the time of such resignation.


     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of the close of business on March 31, 1998, information as to the beneficial ownership of shares of the Company Common Stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock. In addition, except as set forth below, the Company does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company Common Stock as of the close of business on March 31, 1998.

                             PRINCIPAL STOCKHOLDERS

     The following table sets forth information regarding the beneficial ownership of Company Common Stock as of March 31, 1998 by (i) each person known by the Company to own more than 5% of the outstanding Company Common Stock, (ii) each of the Company's Directors and executive officers, and (iii) all Directors and executive officers of the Company as a group.


                                                                           Amount and
                                                                           Nature of
Name of Individual or                                                      Beneficial                Percent
Number of Persons in Group                                                  Owner(1)               of Class(2)


Robert P. Jeffcock(3)(4)(5)..........................................        200,000                  2.53%

Don D. Box(3)........................................................              0                    *

Robert A. Pearce(3)(9)...............................................         50,000                    *

L. Clark Arnold(3)(10)...............................................        470,000                  6.05

Caithness Limited(5).................................................        965,445                 12.51

Zalcany Limited(6)...................................................      1,088,000                 13.59

Roy G. Williams(6)(7)................................................      1,556,000                 19.18

Reads Trustees Limited(5)............................................      1,554,453                 20.15

J. P. Jeffcock No. 2 Settlement(5)...................................        484,008                  6.27

Carlos Lins E. Silva(8)..............................................        210,000                  2.68

Igor Mousasticoshvily(8).............................................        476,666                  6.07

All Directors and executive
officers as a group (4 persons)......................................        670,000                  8.98

--------------------

     *    Less than 1%

     (1) The persons named in this table have record ownership of such shares and except as indicated in the footnotes to this table, the persons name in the table have sole voting power with respect to shares shown as beneficially owned by them.

     (2)  Based on 7,714,600 shares of Company Common Stock outstanding.

     (3)  Director and officer of the Company.

     (4) Mr. Robert Jeffcock is included in a class of potential beneficiaries in a Trust which owns Caithness Limited. Includes an option to purchase 200,000 shares of Company Common Stock that is presently exercisable.

     (5) Reads Trustees Limited, as trustee, has sole voting and investment control with respect to the shares held by the following shareholders:
          Caithness Limited (965,445) J.P. Jeffcock No. 2 Settlement (484,008); The Magnum Trust (105,000).

     (6) Zalcany Limited is a company ultimately controlled and owned by Mr. Roy G. Williams, Mr. R. M. Harris and Mr. J.D. Harris. Together they effectively share the voting and investment power of the shares in the Company held by Zalcany Limited. Each of R. M. Harris and J. D. Harris owns individually, beneficially and of record, 42,000 shares. Includes a warrant to acquire 292,000 shares of Company Common Stock that are presently exercisable.

     (7) Mr. Roy G. Williams' family owns the equity share capital of Mustardseed Estates Limited. Accordingly, Mr. Roy G. Williams controls or shares voting investment power over the following shareholders: Roy
          G. Williams (110,000); Zalcany Limited (796,000); and Mustardseed Estates Limited (250,000). Includes warrants to acquire 68,000, 292,000 and 40,000 shares of Company Common Stock by Roy G. Williams, Zalcany Limited and Mustardseed Estates Limited, respectively, that are presently exercisable.





     (8) Consultant to MBL, the principal mining subsidiary of the Company. Includes an option to acquire 133,333 shares of Company Common Stock that is presently exercisable.

     (9) Includes an option to acquire 50,000 shares of Company Common stock that is presently exercisable.

     (10) Includes an option to acquire 50,000 shares of Company Common stock that is presently exercisable.


             Item 12. Certain Relationships and Related Transactions

     Cardinal Holdings, a company affiliated with Roy G. Williams, made two unsecured loans to the Company to permit the Company to fund the Initial Payment with respect to the November 1996 agreement with the Brazilian individual to acquire additional mining claims in the Cuiaba Basin prior to the consummation of the Yorkton Offering. See "Items 1 and 2. Description of Business and Property - Mining Claims." One loan was made on October 18, 1996 in the principal amount of $100,000 at an interest rate of 10% per annum plus a commitment fee of $10,000. The other loan was made on October 23, 1996 in the principal amount of $400,000 at an interest rate of 10% per annum plus a commitment fee of $20,000. Both loans were repaid by the Company on November 15, 1996.

     In April, 1998, Zalcany, a company affiliated with Roy G. Williams, made an unsecured loan to the Company to fund the Company's current operations. The loan is a demand loan and bears an interest rate of 10% per annum. As of April 8, 1998, the principal amount of the loan was $54,000.

     Certain officers of the Company or MBL received consulting fees for various consulting services as follows:

     Mr. Arnold, Vice President - Exploration of the Company, received in 1997 and 1996 fees totaling $23,934 and $22,368, respectively, in return for geological consulting services. In addition, in 1996, Mr. Arnold received payment for $4,571.64 in fees for geological consulting services in the form of shares of Toucan Mining Limited capital stock, which shares were exchanged into shares of Starlight Common Stock in the Share Exchange.

     In addition, Igor Mousasticoshvily, Sr., a consultant to MBL, received in 1997 and 1996 fees totaling $167,000 and $158,503, respectively, for geological and general consulting services. Carlos E. Lins e Silva, a director of MBL, received in 1996 fees totaling $50,000 for certain success fees in connection with certain transactions.

     On December 23, 1997, the Company completed a private placement of an aggregate of 400,000 shares (the "Investor Shares") of Company Common Stock to three of its existing stockholders at a purchase price of $.75 per share of Company Common Stock. Roy G. Williams, Zalcany, and Mustardseed Estates Limited received 68,000, 292,000 and 40,000 shares of Company Common Stock, respectively. Zalcany and Mustardseed Estates are affiliated with Roy G. Williams. See "Security Ownership of Certain Beneficial Owners and Management." Along with each share of Company Common Stock sold in the private placement, the Company granted to the holder thereof a warrant (the "Investor Warrants") to purchase one share of Company Common Stock at an exercise price of $1.50. The Investor Warrants will be exercisable until January 1, 2000. The proceeds of the private placement was used for the Company's working capital purposes.

     On September 27, 1997, the Company granted options to purchase, in the aggregate, 100,000 shares of Company Common Stock to two separate individuals in their capacities as employees of the Company. The options allowed each individual to purchase 50,000 shares of Company Common Stock at an exercise price of $1.00.

          (1) The first block of options, allowing the grantee to purchase 50,000 shares of Company Common Stock, was granted to David Carmichael. Mr. Carmichael serves as the General Manager for MBL. These options would vest in increments of 17,000, 17,000 and 16,000. The initial grant of options to purchase 17,000 shares vested on the date of grant. The remaining blocks of 17,000 and 16,000 options will vest on April 1, 1998 and April 1, 1999, respectively, only in the event that Mr. Carmichael is employed with the Company on those dates.

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

     On September 27, 1997, the Board of Directors approved and confirmed an Employment Agreement, dated as of April 1, 1997, by and between the Company and David Carmichael (the "Agreement"). The Agreement provides that Mr. Carmichael is to receive (i) a signing bonus of $20,000; (ii) a base gross salary of $90,000 per annum payable in equal monthly installments with the first payment being made on April 30, 1997; and (iii) an annual bonus set at a minimum of $20,000 and a maximum of $30,000 to be determined at the discretion of the Board of Directors of the Company and payable three months following the end of each year of employment commencing with Mr. Carmichael's second year of employment. The Agreement further provides for a grant to Mr. Carmichael of options to purchase 50,000 shares of Company Common Stock. The Agreement shall continue in effect from the date of grant on a year to year basis until terminated according to the provisions of the Agreement. In 1997, Mr. Carmichael was paid $87,500 pursuant to the Agreement.

     On February 2, 1998, the Company granted options to purchase, in the aggregate, 250,000 shares of Company Common Stock to two separate individuals in their capacities as Directors of the Company. The options allowed Robert P. Jeffcock and Robert A. Pearce to purchase 200,000 and 50,000 shares of Company Common Stock, respectively, at an exercise price of $1.00. Mr. Jeffcock and Mr. Pearce received their options as part of their remuneration for services rendered to the Company. Each individual's options vested on the date of grant and are exercisable up until December 31, 1999.

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

3.1 Certificate of Incorporation of Toucan Gold Corporation filed on July 22, 1996 with the Secretary of State of the State of Delaware incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 4.1).

3.2(1)   Bylaws of Toucan Gold Corporation (Exhibit 3.2).

10.1* Option Agreement, dated September 27, 1997, by and between the Company and David Carmichael.

10.2* Option Agreement, dated September 27, 1997, by and between the Company and L. Clark Arnold.

10.3* Option Agreement, dated February 2, 1998, by and between the Company and Robert P. Jeffcock.

10.4* Option Agreement, dated February 2, 1998, by and between the Company and Robert A. Pearce.

10.5(2) Warrant Agreements, dated as of December 31, 1997, by and between the Company and Roy G. Williams, Zalcany Limited and Mustardseed Estates Ltd. (Exhibit 10.1)

10.6(2) Warrant Agreement dated as of December 31, 1997, by and between the Company and Igor Mousasticoshvily (Exhibit 10.2)

10.7(3) Employment Agreement, dated as of April 1, 1997, by and between the Company and David Carmichael (Exhibit 10.1)

10.8(1) Warrant Agreement, dated July 29, 1996, by and between Toucan Gold Corporation and R. Haydn Silleck (Exhibit 10.1).

10.9(1) Warrant Agreement dated July 29, 1996, by and between Toucan Gold Corporation and John B. Marvin (Exhibit 10.2).

10.10(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan Gold
         Corporation and Peter S. Daley (Exhibit 10.3).

10.11(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan Gold
         Corporation and Jay Lutsky (Exhibit 10.4).

10.12 Indemnification Agreement, dated May 10, 1996, by and between R. Haydn Silleck, John B. Marvin, Peter S. Daley, Jay Lutsky, Starlight Acquisitions, Inc. and Toucan Mining Limited (incorporated by reference from the Current Report on Form 8-K dated May 13, 1996, Exhibit 10.2).

10.13 Letter of Intent, dated August 23, 1996, by and among Toucan Gold Corporation, Toucan Mining Limited, HRC Development Corporation and Eldorado Gold Corporation (Schedule A to the Letter of Intent has been omitted pursuant to Item 601(b)(2) of Regulation S-B) (incorporated by reference from the Current Report on Form 8-K, dated August 23, 1996,
         Exhibit 10).

10.14    Agreement with Yorkton  Securities,   Inc.,   dated  October  17,  1996
         (incorporated by reference from the Current Report on Form 8-K, dated October 21, 1996, Exhibit 10).

10.15 Amendment to the Agreement with Yorkton Securities, Inc., dated October 23, 1996 (incorporated by reference from the Current Report on Form 8-K, dated October 29, 1996, Exhibit 10.2).

21*      Subsidiaries of the Company.

22.1(1)  Notice and Proxy Statement dated July 16, 1996 (Exhibit 22.1).

22.2 Form of Supplement, dated July 19, 1996, to Notice and Proxy Statement, dated July 16, 1996.

27*      Financial Data Schedules.

*Filed herewith

(1) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1996, filed by the Company with the Securities and Exchange Commission.

(2) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Current Report on Form 8-K, filed January 8, 1998 with the Securities and Exchange Commission.

(3) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997, filed by the Company with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

     The Company filed the following Reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 1997:

     (i)  On  January  29,  1997,  the  Company  filed with the  Securities  and
          Exchange Commission a Current Report on Form 8-K reporting the acquisition of certain mining claims in the Cuiaba Basin.

     (ii) On January 8, 1998, the Company filed with the Securities and Exchange Commission a Current Report on Form 8-K reporting the private placement of 400,000 shares of Company Common Stock to three of its existing stockholders. Along with the issuance of this stock, the Company issued to such stockholders an equal amount of warrants to purchase Company Common Stock.

          The Company further reported that it had acquired from Igor Mousasticoshvily additional mining claims in the Cuiaba Basin. The Company paid cash and Company Common Stock to Mr. Mousasticoshvily as consideration for the additional claims.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                             Toucan Gold Corporation
                             (Registrant)


Date: April 14, 1998          By:  /s/ Robert P. Jeffcock
                                   ---------------------------------------------
                                   Robert P. Jeffcock, President and
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            SIGNATURE                                OFFICE                                  DATE
          -------------                           ------------                            ----------


/s/ Robert P. Jeffcock               President, Chief Executive Officer and             April 14, 1998
------------------------------------ Chairman of the Board of Directors (Principal
Robert P. Jeffcock                   Executive Officer)

/s/ L. Clark Arnold                  Director and Executive Vice President-             April 14, 1998
------------------------------------ Exploration
L. Clark Arnold

/s/ Don Box                          Director and Assistant Secretary                   April 14, 1998
------------------------------------
Don Box

/s/ Robert A. Pearce                 Director and Chief Financial Officer               April 14, 1998
------------------------------------ (Principal Financial Officer and Chief
Robert A. Pearce                     Accounting Officer)


                                Index to Exhibits

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

3.1 Certificate of Incorporation of Toucan Gold Corporation filed on July 22, 1996 with the Secretary of State of the State of Delaware incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 4.1).

3.2(1)   Bylaws of Toucan Gold Corporation (Exhibit 3.2).

10.1* Option Agreement, dated September 27, 1997, by and between the Company and David Carmichael.

10.2* Option Agreement, dated September 27, 1997, by and between the Company and L. Clark Arnold.

10.3* Option Agreement, dated February 2, 1998, by and between the Company and Robert P. Jeffcock.

10.4* Option Agreement, dated February 2, 1998, by and between the Company and Robert A. Pearce.

10.5(2) Warrant Agreements, dated as of December 31, 1997, by and between the Company and Roy G. Williams, Zalcany Limited and Mustardseed Estates Ltd. (Exhibit 10.1)

10.6(2) Warrant Agreement dated as of December 31, 1997, by and between the Company and Igor Mousasticoshvily (Exhibit 10.2)

10.7(3) Employment Agreement, dated as of April 1, 1997, by and between the Company and David Carmichael (Exhibit 10.1)

10.8(1) Warrant Agreement, dated July 29, 1996, by and between Toucan Gold Corporation and R. Haydn Silleck (Exhibit 10.1).

10.9(1) Warrant Agreement dated July 29, 1996, by and between Toucan Gold Corporation and John B. Marvin (Exhibit 10.2).

10.10(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan Gold
         Corporation and Peter S. Daley (Exhibit 10.3).

10.11(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan Gold
         Corporation and Jay Lutsky (Exhibit 10.4).

10.12 Indemnification Agreement, dated May 10, 1996, by and between R. Haydn Silleck, John B. Marvin, Peter S. Daley, Jay Lutsky, Starlight Acquisitions, Inc. and Toucan Mining Limited (incorporated by reference from the Current Report on Form 8-K dated May 13, 1996, Exhibit 10.2).


                                    Index - 1

10.13 Letter of Intent, dated August 23, 1996, by and among Toucan Gold Corporation, Toucan Mining Limited, HRC Development Corporation and Eldorado Gold Corporation (Schedule A to the Letter of Intent has been omitted pursuant to Item 601(b)(2) of Regulation S-B) (incorporated by reference from the Current Report on Form 8-K, dated August 23, 1996,
         Exhibit 10).

10.14    Agreement with Yorkton  Securities,   Inc.,   dated  October  17,  1996
         (incorporated by reference from the Current Report on Form 8-K, dated October 21, 1996, Exhibit 10).

10.15 Amendment to the Agreement with Yorkton Securities, Inc., dated October 23, 1996 (incorporated by reference from the Current Report on Form 8-K, dated October 29, 1996, Exhibit 10.2).

21*      Subsidiaries of the Company.

22.1(1)  Notice and Proxy Statement dated July 16, 1996 (Exhibit 22.1).

22.2 Form of Supplement, dated July 19, 1996, to Notice and Proxy Statement, dated July 16, 1996.

27*      Financial Data Schedules.

*Filed herewith

(1) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1996, filed by the Company with the Securities and Exchange Commission.

(2) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Current Report on Form 8-K, filed January 8, 1998 with the Securities and Exchange Commission.

(3) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 1997, filed by the Company with the Securities and Exchange Commission.


                                   Index - 2