Form 10QSB
period 1998-03-31
TOUCAN GOLD CORP
filed 1998-05-29
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

For Quarter Ended March 31, 1998                    Commission File No. 33-28562

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

       Registrant's telephone number, including area code: (214) 890-8088

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

                                            YES    X        NO
                                                  ---            ---

As of March 31, 1998, there were 7,714,600 shares of the common stock, $.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO     X
     ---                ---

                             TOUCAN GOLD CORPORATION

                                 March 31, 1998

                                      INDEX




PART I.           FINANCIAL INFORMATION                                 Page No.
                                                                        --------

         Item 1.  Financial Statements
         ------
                  Consolidated Balances Sheets as of March 31,
                    1998 and December 31, 1997.............................. F-1

                  Consolidated Statements of Operations for the
                    three months ended March 31, 1998 and 1997.............. F-2

                  Consolidated Statements of Stockholders' Equity
                    for the three months ended March 31, 1998
                    and the year ended December 31, 1997.................... F-3

                  Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1998 and 1997.............. F-4

                  Notes to Consolidated Financial Statements................ F-5

         Item 2.  Management's Discussion and Analysis of
         ------     Financial Condition and Results of Operations...........   3

PART II.          OTHER INFORMATION.........................................   6

         Item 1.  Legal Proceedings.........................................   6
         ------

         Item 2.  Changes in Securities.....................................   6
         ------

         Item 3.  Default Upon Senior Securities............................   7
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders.......   7
         ------

         Item 5.  Other Information.........................................   7
         ------

         Item 6.  Exhibits and Reports on Form 8-K..........................   7
         ------

SIGNATURES..................................................................   8



                             Toucan Gold Corporation
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS




                                                                                      March 31,        December 31,
                  ASSETS                                                                1998               1997
                                                                                     ----------        ------------

Cash                                                                                 $     43,333      $   504,795

Prepaid expenses                                                                           16,079           16,375
                                                                                     ------------      -----------

                  Total current assets                                                     59,412          521,170

Mineral rights                                                                          3,369,431        3,087,895
                                                                                     ------------      -----------

                                                                                     $  3,428,843      $ 3,609,065
                                                                                     ============      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                                   $     57,912      $   131,139

Accrued expenses and other liabilities                                                     98,012           67,974
                                                                                     ------------      -----------

       Total current liabilities                                                          155,924          199,113

Stockholders' equity
    Preferred stock, par value .01 per share; authorized, 2,000,000
       shares; issued and outstanding, none                                                     -                -
    Common stock, $.01 par value per share; authorized 30,000,000
       shares; issued and outstanding, 8,039,933 shares                                    80,399           80,399
    Additional paid-in capital                                                          4,488,606        4,488,606
    Deficit accumulated during the development stage                                   (1,296,086)      (1,159,053)
                                                                                     ------------      -----------

                  Total stockholders' equity                                            3,272,919        3,409,952
                                                                                     ------------      -----------

                                                                                     $  3,428,843      $ 3,609,065
                                                                                     ============      ===========


        The accompanying notes are an integral part of these statements.



                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      For the three months ended March 31,


                                                                                                  For the period
                                                                                                 November 3, 1995
                                                                                                  (commencement
                                                                                                  of operations)
                                                                                                      through
                                                                    1998            1997          March  31, 1998
                                                                -----------      ---------       -----------------

Cost and expenses
    Legal, consulting and professional fees                     $     91,704     $    256,055      $     823,941
    Travel costs                                                       3,697           31,738            242,768
    Public relations                                                  21,369            7,110            114,637
    Other                                                             22,117            3,339            145,070
                                                                ------------     ------------      -------------

                  Total cost and expenses                            138,887          298,242          1,326,416

Other (income) expense
    Interest income                                                   (1,854)         (15,421)           (78,672)
    Interest expense                                                       -                -             48,342
                                                                ------------     ------------      -------------

                  Total other income                                  (1,854)         (15,421)           (30,330)
                                                                ------------     ------------      -------------

                  Net loss                                      $    137,033     $    282,821      $   1,296,086
                                                                ============     ============      =============

Loss per share                                                  $        .02      $       .04      $         .21
                                                                ============     ============      =============

Weighted average shares outstanding                                8,039,933        7,432,600          6,101,367
                                                                ============     ============      =============


        The accompanying notes are an integral part of these statements.


                             Toucan Gold Corporation
                          (a development stage company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                    For the three months ended March 31, 1998
                      and the year ended December 31, 1997


                                                                                          Deficit
                                                                                        accumulated
                                                                         Additional       during
                                                    Common stock          paid-in       development
                                                 Shares       Amount       capital           stage           Total
                                               ----------   ----------   -----------    ------------      -----------

Balance at January 1, 1997                     7,432,600    $ 74,326     $ 4,050,679    $   (434,506)     $ 3,690,499

Issuance of common stock                         607,333       6,073         437,927               -          444,000

Net loss                                               -           -               -        (724,547)        (724,547)

Balance at December 31, 1997                   8,039,933      80,399       4,488,606      (1,159,053)       3,409,952

Net loss                                               -           -               -        (137,033)        (137,033)

Balance at March 31, 1998                      8,039,933    $ 80,399     $ 4,488,606    $ (1,296,086)     $ 3,272,919
                                               =========    ========     ===========    ============      ===========




        The accompanying notes are an integral part of these statements.


                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the three months ended March 31,


                                                                                                    For the period
                                                                                                   November 3, 1995
                                                                                                    (commencement
                                                                                                    of operations)
                                                                                                        through
                                                                      1998           1997           March 31, 1998
                                                                     ------         ------         ---------------

Operating activities
    Net loss                                                      $ (137,033)   $ (282,821)        $ (1,296,086)
    Net changes in operating assets and liabilities
       Prepaid expenses                                                  296       (27,210)             (16,079)
       Accrued expenses and other liabilities                        (80,273)      258,078              118,840
                                                                  ----------    ----------         ------------

                  Net cash used in operating activities             (217,010)      (51,953)          (1,193,325)

Investing activities
    Acquisition of mineral rights                                   (281,536)     (219,878)          (3,003,431)

Financing activities
    Net borrowings from related parties                               37,084        22,703               37,084
    Issuance of common stock, net of expenses                              -             -            4,103,005
    Proceeds from merger with Starlight Acquisitions, Inc.                 -             -              100,000
                                                                  ----------    ----------         ------------

                  Net cash provided by financing activities           37,084        22,703            4,240,089
                                                                  ----------    ----------         ------------

                  Net increase (decrease) in cash                   (461,462)     (249,128)              43,333

Cash at beginning of period                                          504,795     2,031,045                    -
                                                                  ----------    ----------         ------------

Cash at end of period                                             $   43,333    $1,781,917         $     43,333
                                                                  ==========    ==========         ============



        The accompanying notes are an integral part of these statements.

                             Toucan Gold Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1998



NOTE A - BASIS OF PRESENTATION

    Organization

          The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of March 31, 1998, and the consolidated results of operations for the three (3) months ended March 1998 and 1997, and the consolidated cash flows for the three (3) months ended March 31, 1998 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1997, included in the Company's 1997 Annual Report on Form 10-KSB.


NOTE B - COMMITMENT

          Under an agreement with a Brazilian individual, the Company is committed to acquire 10 additional priority claims upon clearance of title by the DNPM. The consideration for each claim will be $36,000 in cash and 12,000 shares of common stock. In addition, a bonus payment of 50,000 shares is due to the seller if all 10 claims are delivered to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Effective May 10, 1996, Starlight Acquisitions, Inc., a Colorado corporation ("Starlight") acquired all of the outstanding capital stock of Toucan Mining Limited, an exploration stage company incorporated under the laws of the Isle of Man (British Isles) ("Toucan Mining") in exchange for shares of Starlight Common Stock (the "Share Exchange"). As a result of the Share Exchange, a change in control of Starlight occurred, whereby Toucan Mining is deemed to have acquired Starlight. See "Notes to the Consolidated Financial Statements."

     Toucan Mining is a development stage company that conducts its operations primarily through its wholly-owned subsidiary, Mineradora de Bauxita Ltda. ("MBL"), which is an authorized mining company organized under the laws of Brazil. MBL has been financed entirely by Toucan Mining for the purpose of conducting mineral exploration, specifically gold exploration.

     During July 1996, Starlight formed Toucan Gold Corporation, a Delaware corporation ("Toucan" or the "Company"), as a wholly-owned subsidiary. on July 29, 1996, Starlight merged into the Company, and pursuant to the terms of the merger, the outstanding shares of Starlight Common Stock were canceled in exchange for shares of the Company's Common Stock.

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

     The Company has completed a 5,000 meter reverse circulation drilling program involving six separate locations in the Cuiaba District on which artisanal mine works ("nugget patches") have taken place. The Company believes that these nugget patches are de facto geochemical anomalies reflecting the possible presence of disseminated gold mineralization in the subsurface. A total of 73 holes were drilled to an average depth of 69 and sampled at one-meter intervals. In addition to intersecting variable quantities of "visible gold" at all six of the localities tested, drilling has revealed the presence of metasediments which imbedded with metavolcanic rocks of Prozterzoic age. Samples weighing approximately 25 kg. were split, and approximately 3 kg. from each sample were sent for assay testing at two well-known Canadian laboratories.

     The  Company's  drilling  program  was  designed  to  penetrate  the  upper saprolite and geochemically sample lower saprolitic material. Management expected any gold mineralization in the lower saprolite to be finer grained, more homogeneous and reliably sampled by reverse circulation drilling. However, the assay reports reflected a wide variation of results. Because such results can occur when sampling "coarse gold" mineralization, management conducted additional testing of the samples utilizing a commonly practiced manual inspection technique, which revealed the presence of "visible gold" in some of the samples, many of which had appeared, on the basis of the prior assay, to have negligible gold content. Based on such testing, management believes that the weathering of the saprolite extends deeper into the surface than was originally estimated and that its drilling did not sample the lower saprolite. Because of the indication of coarse gold mineralization, management concluded that it could not rely upon the individual values obtained in the original assay. Accordingly, management resubmitted 132 larger samples containing "visible gold" for re-assaying to one of the Canadian laboratories that tested the original samples in order to use such laboratory's special method of sample preparation suited for the detection and measurement of coarse gold mineralization. Most of the later assayed samples were found to contain consistently higher gold content than the previously assayed samples. Management believes that almost all of the drilling to date has intersected fringe-type mineralization of the type often found near stronger potential economic mineralization.

     Management is encouraged by the results of the overall geochemical testing program and believes that the new sample collection and processing method will more accurately reflect the level and grade of gold mineralization present in the upper saprolite. Accordingly, subject to raising additional capital, the Company has planned a detailed program on the six previously mentioned locations and their adjacent areas of advanced technology soil geochemistry testing and detailed ground geophysics using electric and magnetic methods. The program will also cover further geological mapping of the remaining nugget patches. More reverse circulation drilling on all of these areas (testing appropriately larger samples) is expected to follow. This program is expected to take fourteen (14) months and is designed to establish whether there are potential orebodies in the upper saprolite in these areas. This program could involve joint ventures and other arrangements that may result in a dilution of the Company's interest in its mining claims.

     Additional regional exploration, to be carried out concurrently with the detailed "nugget patch" exploration, is planned and will be aimed at identifying the mineralization potential of all MBL claims in order to discard those without any potential. This is to be carried out by revision of all geologic information and supported by Landsat Thematic Mapper, extensive field work, and a regional airborne geophysical survey over the area of highest potential. The Company has commissioned 4,300 kilometer aerial geophysical survey of part of its priority claims and is currently awaiting appropriate governmental licenses prior to proceeding with this aspect of the exploration program.

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

     The Company will incur major expenses to establish the existence of gold reserves. Accordingly, to fund the Company's exploration program through May, 1999 and to pay for normal expenses during that period, the Company believes that it will need to raise approximately $1.6 million or enter into joint ventures with industry partners who agree to provide such funds. The amount does not include any expenditures for lease acquisitions. There can be no assurance that the Company will be able to raise such capital if needed or on terms that are favorable to the Company or to enter into such joint ventures on terms favorable to the Company. The plan will be subject to review depending upon the results obtained. Costs could rise if, among other things, the weather proves untypically harsh, unforeseen ground conditions are encountered, equipment becomes difficult to source, the availability of drilling operators becoming increasingly scarce and their rates increasing accordingly, or negotiations with surface owners become prolonged. MBL may spend more or less on claim acquisitions than currently estimated. There can be no assurance that the exploration program will result in the discovery of economic gold mineralization. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. Furthermore, the recoverability of the cost of mineral rights is dependent on the Company's ability to continue exploration, establish the existence of economically recoverable reserves, develop these reserves, and achieve profitable production or obtain sufficient proceeds from the disposition of the rights. The Company's financial statements do not include any adjustments that might result from the outcome of these uncertainties. The matters discussed herein contain forward-looking statements that involve certain risks, uncertainties and additional costs detailed herein. The actual results that are achieved may differ materially from any forward-looking projections, due to such risks, uncertainties and additional costs.

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

     The Company has used certain of the proceeds from the sale of the Units to finance the purchase of additional mining claims in the Cuiaba Basin, to begin its exploration program, and for general working capital purposes. The Company has entered into an agreement to acquire up to 25 claims in the Cuiaba Basin. See Part II, Item 2, (c) (i) of this Form 10-QSB. Under this agreement, the Company is committed to acquire 10 additional priority claims upon clearance of title by the DNPM. The consideration for each claim will be $36,000 in cash and 12,000 shares of common stock. In addition, a bonus payment of 50,000 shares is due to the seller if all 10 claims are delivered to the Company. The Company's obligations thereunder are subject to its review of documentation relating to such claims. There can be no assurance that the acquisition of the remaining claims will be consummated.

     In order to finance the Company's exploration activities and general working capital needs, including maintaining its Brazilian office and paying the personnel of the Brazilian office, the Company will require additional capital. The Company is exploring several financing alternatives to obtain such additional capital. The Company is currently funding its day-to-day operations with a demand loan from Zalcany Limited ("Zalcany"), a company affiliated with Roy G. Williams, while it continues to seek additional financing. The loan from Zalcany bears interest at the annual rate of 10% and is unsecured. As of May 12, 1998, the principal amount of the loan was $101,429 and shall be repaid with the proceeds of any additional financing. Zalcany has indicated to the Company an intent to provide additional short-term financing on the same basis in anticipation of the Company obtaining longer-term additional financing in a short period of time; however, Zalcany is not obligated to advance additional funds to the Company.

     Certain of the information contained in this Annual Report on Form 10-QSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involves certain risks, uncertainties and additional costs described herein. The actual results that are achieved may differ materially from any forward looking projections, due to such risks, uncertainties and additional costs. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by reference to such risks, uncertainties and additional costs.

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         (a)      None

         (b)      None

         (c) (i) On November 1, 1996, the Company, pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended (the "Securities Act"), completed the offering (the "Yorkton Offering") of 1,600,000 Units for aggregate gross proceeds of $4 million.

         Certain of the net proceeds of the Yorkton Offering were to be used by MBL or another Brazilian mining subsidiary of the Company to acquire mining claims in the Cuiaba Basin. These claims, which number twenty-five (25) in the aggregate, are in the process of being acquired pursuant to the following agreement and understanding:

                           (A) The Company made an initial payment to the seller in the amount of $500,000. Upon receiving this initial payment, the seller granted to representatives of the Company (the "Representatives") an irrevocable power-of-attorney over all twenty-five (25) claims.

                           (B) The Company paid to the seller cash in the amount of $36,000 for each claim that the Departmento Nacional De Produca Mineral ("DNPM") certifies is held with priority, having good, clean and a transferable title. The DNPM is the Brazilian governmental agency responsible for regulating mineral rights.

                           (C) The Company issued to the seller 12,000 shares of the Company Common Stock for each claim that the DNPM certifies is held with priority, having good, clean and transferable title.

                           (D) The Company issued to the seller a bonus payment of 50,000 shares of the Company Common Stock if and when the seller transfers good and clean title to all twenty-five (25) claims to the Company.

         As noted above, the initial payment of $500,000 has been made by the Company to the seller. Hence, the Representatives on behalf of the Company now hold an irrevocable power-of-attorney over all such claims, which entitles the Company, upon payment for such claims as hereinabove provided, to transfer such claims to MBL or another subsidiary of Toucan Mining. In December 1996, fourteen
(14) of the twenty-five (25) claims were certified by the DNPM as held in priority, with good, clean and transferable title. In April 1997, two (2) additional claims were certified by the DNPM as held in priority, with good, clean and transferrable title. In March of 1998, the Company was informed by the DNPM that the seller did not hold priority title on one of the sixteen (16) claims. As a result, the Company currently holds priority claim on only fifteen
(15) claims. Accordingly, the Company is obligated to issue to seller 180,000 (15 x 12,000) shares of Company Common Stock. The shares of Company Common Stock to be issued in connection with this transaction have been authorized, but as of March 31, 1998, they have not been issued.

         (ii) On February 2, 1998, the Company granted options to purchase, in the aggregate, 250,000 shares of Company Common Stock to two separate individuals in their capacities as Directors of the Company. The options allowed Robert P. Jeffcock and Robert A. Pearce to purchase 200,000 and 50,000 shares of Company Common Stock, respectively, at an exercise price of $1.00 per share. Mr. Jeffcock and Mr. Pearce received their options as part of their remuneration for services rendered to the Company. Each individual's options vested on the date of grant and are exercisable up until December 31, 1999.

         The securities placements described in paragraphs (a) and (b) above were effectuated pursuant to the exemption from registration set forth in
Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the "Securities Act"); therefore, such securities are "restricted securities" under Rule 144 of the Securities Act.


Item 3.  Default Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

                                    EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

10.1 (1) Option Agreement, dated February 2, 1998, by and between the Company and Robert P. Jeffcock (Exhibit 10.3).

10.2(1) Option Agreement, dated February 2, 1998, by and between the Company and Robert A. Pearce (Exhibit 10.4).

27*      Financial Data Schedule


------------------

*        filed herewith

(1) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report or Form 10-KSB for the period ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

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

                                   TOUCAN GOLD CORPORATION
                                   (Registrant)



Date:    May 20, 1998              By:   /s/ Robert P. Jeffcock
                                         ---------------------------------------
                                         Robert P. Jeffcock, President and Chief
                                         Executive Office (Principal Executive
                                         Officer)


                                   By:   /s/ Robert A. Pearce
                                         ---------------------------------------
                                         Robert A. Pearce, Chief Financial
                                         Officer (Principal Financial Officer
                                         and Chief Accounting Officer)