Form 10QSB
period 1998-06-30
TOUCAN GOLD CORP
filed 1998-08-14
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

For Quarter Ended June 30, 1998                     Commission File No. 33-28562

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            YES  [X]    NO  [ ]

As of June 30, 1998, there were 7,714,600 shares of the common stock, $.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES  [ ]      NO  [X]

                             TOUCAN GOLD CORPORATION

                                  June 30, 1998

                                      INDEX


PART I.           FINANCIAL INFORMATION                                 Page No.

         Item 1.  Financial Statements

                  Consolidated Balances Sheets as of  June 30, 1998 and
                   December 31, 1997 (unaudited).............................F-1

                  Consolidated Statements of Operations for the three
                   months ended June 30, 1998 and 1997 (unaudited)...........F-2

                  Consolidated Statements of Operations for the six
                   months ended June 30, 1998 and 1997 and the
                   period beginning on November 3, 1995 and ending
                   on June 30, 1998 (unaudited)..............................F-3

                  Consolidated Statements of Stockholders' Equity for
                   the three months ended June 30, 1998 and the year
                   ended December 31, 1997 (unaudited).......................F-4

                  Consolidated Statements of Cash Flows for the three
                   months ended June 30, 1998 and 1997 (unaudited)...........F-5

                  Notes to Consolidated Financial Statements (unaudited).....F-6

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.........................3

PART II.          OTHER INFORMATION............................................6

         Item 1.  Legal Proceedings............................................6

         Item 2.  Changes in Securities........................................6

         Item 3.  Default Upon Senior Securities...............................7

         Item 4.  Submission of Matters to a Vote of Security Holders..........7

         Item 5.  Other Information............................................7

         Item 6.  Exhibits and Reports on Form 8-K.............................7

SIGNATURES.....................................................................8

                             Toucan Gold Corporation
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)




                                                                        June 30,     December 31,
                  ASSETS                                                  1998           1997
                                                                      -------------  -----------

Cash                                                                  $    25,337    $   504,795

Prepaid expenses                                                           11,891         16,375
                                                                      -----------    -----------

                  Total current assets                                     37,228        521,170

Mineral rights                                                          3,573,625      3,087,895
                                                                      -----------    -----------

                                                                      $ 3,610,853    $ 3,609,065
                                                                      ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                    $   326,210        131,139

Accrued expenses and other liabilities                                    167,950         67,974
                                                                      -----------    -----------

       Total current liabilities                                          494,160        199,113

Stockholders' equity
    Preferred stock, par value .01 per share; authorized, 2,000,000
       shares; issued and outstanding, none                                  --             --
    Common stock, $.01 par value per share; authorized 30,000,000
       shares; issued and outstanding, 8,039,933 shares                    80,399         80,399
    Additional paid-in capital                                          4,488,606      4,488,606
    Deficit accumulated during the development stage                   (1,452,312)    (1,159,053)
                                                                      -----------    -----------

                  Total stockholders' equity                            3,116,693      3,409,952
                                                                      -----------    -----------

                                                                      $ 3,610,853    $ 3,609,065
                                                                      ===========    ===========


        The accompanying notes are an integral part of these statements.

                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the three months ended June 30,
                                   (unaudited)







                                                  1998           1997
                                              -----------    -----------

Cost and expenses
    Legal, consulting and professional fees   $    85,458    $   162,413
    Claims abandoned                               30,500           --
    Travel costs                                      821         21,647
    Public relations                               16,918           --
    Other                                          16,735         10,808
                                              -----------    -----------

                  Total cost and expenses         150,432        194,868

Other (income) expense
    Interest income                                   (39)       (24,292)
    Interest expense                                5,833           --
                                              -----------    -----------

                  Total other (income) expense      5,794        (24,292)
                                              -----------    -----------

                  Net loss                    $   156,226    $   170,576
                                              ===========    ===========

Loss per share - basic and diluted            $       .02    $       .02
                                              ===========    ===========

Weighted average shares outstanding             8,039,933      7,432,600
                                              ===========    ===========


        The accompanying notes are an integral part of these statements.

                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the six months ended June 30,
                                   (unaudited)

                                                                           For the period
                                                                          November 3, 1995
                                                                           (commencement
                                                                           of operations)
                                                                              through
                                                  1998            1997     June 30, 1998
                                              -----------    -----------    -----------

Cost and expenses
    Legal, consulting and professional fees   $   177,162    $   418,468    $   909,399
    Claims abandoned                               30,500           --           30,500
    Travel costs                                    4,518         53,385        243,589
    Public relations                               38,287          7,110        131,555
    Other                                          38,852         14,147        161,805
                                              -----------    -----------    -----------

                  Total cost and expenses         289,319        493,110      1,476,848

Other (income) expense
    Interest income                                (1,893)       (39,713)       (78,711)
    Interest expense                                5,833           --           54,175
                                              -----------    -----------    -----------

                  Total other (income) expense      3,940        (39,713)       (24,536)
                                              -----------    -----------    -----------

                  Net loss                    $   293,259    $   453,397    $ 1,452,312
                                              ===========    ===========    ===========

Loss per share - basic and diluted            $       .04    $       .06    $       .24
                                              ===========    ===========    ===========

Weighted average shares outstanding             8,039,933      7,442,600      6,101,367
                                                =========      =========      =========


        The accompanying notes are an integral part of these statements.

                             Toucan Gold Corporation
                          (a development stage company)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     For the six months ended June 30, 1998
                      and the year ended December 31, 1997
                                   (unaudited)


                                                                            Deficit
                                                                          accumulated
                                                           Additional       during
                                            Common stock     paid-in      development
                                  Shares       Amount        capital         stage          Total
                                  ------       ------        -------         -----          -----

Balance at January 1, 1997       7,432,600      $ 74,326    $4,050,679   $  (434,506)   $ 3,690,499

Issuance of common stock           607,333         6,073       437,927          --          444,000

Net loss                              --            --            --        (724,547)      (724,547)
                               -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1997     8,039,933        80,399     4,488,606    (1,159,053)     3,409,952

Net loss                              --            --            --        (293,259)      (293,259)
                               -----------   -----------   -----------   -----------    -----------

Balance at June 30, 1998         8,039,933   $    80,399   $ 4,488,606   $(1,452,312)   $ 3,116,693
                               ===========   ===========   ===========   ===========    ===========




        The accompanying notes are an integral part of these statements.

                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                  (unaudited)

                                                                                           For the period
                                                                                          November 3, 1995
                                                                                           (commencement
                                                                                           of operations)
                                                                                              through
                                                                   1998           1997     June 30, 1998
                                                              -----------    -----------    -----------

Operating activities
    Net loss                                                  $  (293,259)   $  (453,397)   $(1,452,312)
    Net changes in operating assets and liabilities
       Prepaid expenses                                             4,484        (15,472)       (11,891)
       Accrued expenses and other liabilities                      99,976         61,164        167,949
       Amounts payable to related parties                         195,071           --          326,210
                                                                             -----------    -----------

                  Net cash used in operating activities             6,272       (407,705)      (970,044)

Investing activities
    Acquisition of mineral rights                                (485,730)      (447,801)    (3,207,624)

Financing activities
    Net borrowings from related parties                              --           (9,051)          --
    Issuance of common stock, net of expenses                        --             --        4,103,005
    Proceeds from merger with Starlight Acquisitions, Inc.           --             --          100,000
                                                              -----------    -----------    -----------

                  Net cash provided by financing activities          --           (9,051)     4,203,005
                                                              -----------    -----------    -----------

                  Net increase (decrease) in cash                (479,458)      (864,557)        25,337

Cash at beginning of period                                       504,795      2,031,045           --
                                                              -----------    -----------    -----------

Cash at end of period                                         $    25,337    $ 1,166,488    $    25,337
                                                              ===========    ===========    ===========



        The accompanying notes are an integral part of these statements.

                             Toucan Gold Corporation
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (unaudited)



NOTE A - BASIS OF PRESENTATION

    Organization

          The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of June 30, 1998, and the consolidated results of operations for the three (3) months and the six (6) months ended June 1998 and 1997, and the consolidated cash flows for the six (6) months ended June 30, 1998 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE C - COMMITMENT TO ISSUE COMMON STOCK

          In connection with the acquisition of certain claims, the Company incurred obligations to issue a total of 325,333 shares of common stock. At June 30, 1998, these shares have not been issued. However, the shares have been reflected as outstanding in the accompanying balance sheets and in the calculation of weighted average shares outstanding for the three and six month periods ended June 30, 1998.

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

         Subject  to  the  Company's   ability  to  raise  additional   capital,
additional regional exploration, to be carried out concurrently with the detailed "nugget patch" exploration, is planned and will be aimed at identifying the mineralization potential of all MBL claims in order to discard those without any potential. This is to be carried out by revision of all geologic information and supported by Landsat Thematic Mapper, extensive field work, and a regional airborne geophysical survey over the area of highest potential. The Company has commissioned 4,300 kilometer aerial geophysical survey of part of its priority claims and is currently awaiting appropriate governmental licenses prior to proceeding with this aspect of the exploration program.

         However, the program to fully explore and develop its entire claim area will take several years and require the raising of additional capital, which could involve joint ventures or other arrangements that may result in a dilution of the Company's interest in its claims. In the event of encouraging results in a particular area, a more concentrated study will be undertaken to provide the basis of a feasibility study for mineral development. MBL will also be working to acquire additional claims in the Cuiaba Basin and will cease to explore those claims that prove unproductive.

          As part of the process described above, during the three month period ended June 30, 1998, the Company has commenced a review of the its extensive claim area to determine which claims that management believes should be abandoned as such claims either offer little or no scope for gold mineralization, or will not be useful for operational infrastructure in the future. To date, the Company has abandoned sixty-two (62) claims, equaling in the aggregate 555,018 hectares. Currently, the Company is contemplating the abandonment of additional claims. No significant exploration has been performed on any of the abandoned claims.

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

         During the three (3) month period ended June 30, 1998, the Company, through Igor Mousasticoshvily, Sr. a consultant to the MBL, purchased an additional mining claim in the Cuiaba' Basin. The claim, comprising 2,000 hectares, was purchased for $48,000 from an independent third party. Mr. Mousasticoshvily paid cash for such claim from his personal account and is charging the Company twenty percent (20%) interest on such amount until the $48,000 is repaid by the Company.

         In order to finance the Company's exploration activities and general working capital needs, including maintaining its Brazilian office and paying the personnel of the Brazilian office, the Company will require additional capital. The Company is addressing the additional capital requirement by exploring several strategic alternatives that may involve any one or a combination of a joint venture or sale of part of all of its exploration assets, further capital raising, merger, restructure or other business arrangement. The Company is currently funding its day-to-day operations with a demand loan from Zalcany Limited ("Zalcany"), a company affiliated with Roy G. Williams, while it continues to seek additional financing. The loan from Zalcany bears interest at the annual rate of 10% and is unsecured. As of July 24, 1998, the principal amount of the loan was $247,269 and is to be repaid from the proceeds of any additional financing. Although Zalcany continues to provide additional short term financing on the same basis, it is not obligated to do so.

         As of July 24, 1998, Robert Jeffcock, Igor Mousasticoshvily, Sr. and Robert Pearce had advanced the Company $40,511, $41,756 and $21,684, respectively, by foregoing compensation and/or fees owed to them by the Company.

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

         (c)      None


Item 3.  Default Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         During the three month period ended June 30, 1998, the Company has commenced a review of the its extensive claim area to determine which claims that management believes should be abandoned as such claims either offer little or no scope for gold mineralization, or will not be useful for operational infrastructure in the future. To date, the Company has abandoned sixty-two (62) claims, equaling in the aggregate 555,018 hectares. Currently, the Company is contemplating the abandonment of additional claims. No exploration has been performed on any of the abandoned claims.

Item 6.  Exhibits and Reports on Form 8-K.

                                    EXHIBITS

The  following  exhibit is furnished in  accordance  with Item 601 of Regulation
S-B.

27*      Financial Data Schedule


------------------

*        filed herewith

Form 8-K: No reports on Form 8-K have been filed with the Securities and Exchange Commission in the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TOUCAN GOLD CORPORATION
                              (Registrant)



Date:    August 14, 1998      By:      /s/ Robert P. Jeffcock
                                       -------------------------
                                       Robert P. Jeffcock, President and Chief
                                       Executive Office (Principal Executive
                                       Officer)


Date:    August 14, 1998      By:      /s/ Robert A. Pearce
                                       --------------------
                                       Robert A. Pearce, Chief Financial
                                       Officer (Principal Financial Officer
                                       and Chief Accounting Officer)