Form 10QSB
period 1998-09-30
TOUCAN GOLD CORP
filed 1998-11-17
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

       For Quarter Ended September 30, 1998 Commission File No. 33-28562

                             TOUCAN GOLD CORPORATION
               (Exact name of registrant as specified in charter)

          Delaware                                         75-2661571
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
   of incorporation)

8201 Preston Road, Suite 600
Dallas, Texas                                                  75225
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

As of September 30, 1998, there were 7,714,600 shares of the common stock, $.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO        X
     ---                   ---



                                              TOUCAN GOLD CORPORATION

                                                September 30, 1998

                                                       INDEX



PART I.           FINANCIAL INFORMATION
                                                                                                          Page No.
                                                                                                          --------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997
                  (unaudited)...................................................................................F-1

                  Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997 (unaudited)..........................................................................F-2

                  Consolidated Statement of Operations for the nine months ended September 30, 1998 and 1997 and the period beginning on November 3, 1995 and ending on
                  September 30, 1998 (unaudited)................................................................F-3

                  Consolidated Statement of Stockholders' Equity for the nine months ended
                  September 30, 1998 and the year ended December 31, 1997 (unaudited)...........................F-4

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 and the period beginning on November 3, 1995 and ending on September 30,
                  1998 (unaudited)..............................................................................F-5

                  Notes to Consolidated Financial Statements (unaudited)........................................F-6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.........................................................................3

PART II.          OTHER INFORMATION...............................................................................6

         Item 1.  Legal Proceedings...............................................................................6
         ------

         Item 2.  Changes in Securities...........................................................................6
         ------

         Item 3.  Default Upon Senior Securities..................................................................6
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders.............................................6
         ------

         Item 5.  Other Information...............................................................................6
         ------

         Item 6.  Exhibits and Reports on Form 8-K................................................................6
         ------

SIGNATURES........................................................................................................7




                                              Toucan Gold Corporation
                                           (a development stage company)

                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)




                                                                                     September 30,     December 31,
                  ASSETS                                                                  1998            1997
                                                                                     -------------- ---------------

Cash                                                                                 $      5,776      $   504,795

Prepaid expenses                                                                           14,815           16,375
                                                                                     ------------      -----------

                  Total current assets                                                     20,591          521,170

Mineral rights                                                                          3,461,534        3,087,895
                                                                                     ------------      -----------

                                                                                     $  3,482,125      $ 3,609,065
                                                                                     ============      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                                   $    563,336      $   131,139

Accrued expenses and other liabilities                                                    195,848           67,974
                                                                                     ------------      -----------

       Total current liabilities                                                          759,184          199,113

Stockholders' equity
    Preferred stock, par value .01 per share; authorized, 2,000,000
       shares; issued and outstanding, none                                                     -                -
    Common stock, $.01 par value per share; authorized 30,000,000
       shares; issued and outstanding, 8,039,933 shares                                    80,399           80,399
    Additional paid-in capital                                                          4,488,606        4,488,606
    Deficit accumulated during the development stage                                   (1,846,064)      (1,159,053)
                                                                                     ------------      -----------

                  Total stockholders' equity                                            2,722,941        3,409,952
                                                                                     ------------      -----------

                                                                                     $  3,482,125      $ 3,609,065
                                                                                     ============      ===========


        The  accompanying  notes are an integral  part of these statements.



                                              Toucan Gold Corporation
                                           (a development stage company)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the three months ended September 30,
                                                    (unaudited)







                                                                       1998                     1997
                                                               -------------------        -----------------

Cost and expenses
    Legal and professional fees                                $            21,169        $          26,803
    Consulting fees                                                         39,195                  120,707
    Claims abandoned                                                       282,375                        -
    Travel costs                                                             6,318                   43,151
    Shareholder relations                                                   15,647                   20,220
    Other                                                                   19,389                   84,646
                                                               -------------------        -----------------

                  Total cost and expenses                                  384,093                  295,527

Other (income) expense
    Interest income                                                              -                  (12,238)
    Interest expense                                                         9,659                        -
                                                               -------------------        -----------------

                  Total other (income) expense                               9,659                  (12,238)
                                                               -------------------        -----------------

                  Net loss                                     $           393,752        $         283,289
                                                               ===================        =================

Loss per share - basic and diluted                             $               .05        $             .04
                                                               ===================        =================

Weighted average shares outstanding                                      8,039,933                7,458,230
                                                               ===================        =================


   The  accompanying  notes are an integral  part of these statements.



                                              Toucan Gold Corporation
                                           (a development stage company)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                      For the nine months ended September 30,
                                                    (unaudited)

                                                                                                 For the period
                                                                                                November 3, 1995
                                                                                                (commencement of
                                                                                               operations) through
                                                                    1998            1997       September 30, 1998
                                                                ------------     -----------     ------------------

Cost and expenses
    Legal and professional fees                                 $     97,298     $   235,168         $   568,247
    Consulting fees                                                  140,228         330,180             401,516
    Claims abandoned                                                 312,875            -                362,875
    Travel costs                                                      10,836          96,536             249,907
    Shareholder relations                                             53,934          27,330             147,202
    Other                                                             58,241          98,793             131,194
                                                                ------------     -----------         -----------

                  Total cost and expenses                            673,412         788,637           1,860,941

Other (income) expense
    Interest income                                                   (1,893)        (51,951)            (78,711)
    Interest expense                                                  15,492            -                 63,834
                                                                -------------    -----------         -----------

                  Total other (income) expense                        13,599         (51,951)            (14,877)
                                                                -------------    -----------         -----------

                  Net loss                                      $     687,011    $   736,686         $ 1,846,064
                                                                =============    ===========         ===========

Loss per share - basic and diluted                              $         .09    $       .10
                                                                =============    ===========

Weighted average shares outstanding                                 8,039,933      7,447,918
                                                                =============    ===========

       The  accompanying  notes are an integral  part of these statements.



                                              Toucan Gold Corporation
                                           (a development stage company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   For the nine months ended  September 30, 1998
                                       and the year ended December 31, 1997
                                                    (unaudited)


                                                                                          Deficit
                                                                                        accumulated
                                                      Common stock       Additional       during
                                               ---------------------       paid-in      development
                                                 Shares       Amount       capital         stage           Total
                                               ---------------------     ----------     ------------     ---------
Balance at January 1, 1997                     7,432,600    $ 74,326     $4,050,679     $   (434,506)    $3,690,499

Issuance of common stock                         607,333       6,073        437,927                -        444,000

Net loss                                               -           -              -         (724,547)      (724,547)
                                               ---------   ---------     ----------     ------------     ----------

Balance at December 31, 1997                   8,039,933      80,399      4,488,606       (1,159,053)     3,409,952

Net loss                                               -           -              -         (687,011)      (687,011)
                                               ---------   ---------     ----------     ------------     ----------

Balance at September 30, 1998                  8,039,933   $  80,399     $4,488,606     $ (1,846,064)    $2,722,941
                                               =========   =========     ==========     ============     ==========




     The  accompanying  notes are an integral  part of these statements.


                                              Toucan Gold Corporation
                                           (a development stage company)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      For the nine months ended September 30,
                                                    (unaudited)

                                                                                                  For the period
                                                                                                 November 3, 1995
                                                                                                  (commencement
                                                                                                  of operations)
                                                                                                     through
                                                                      1998           1997      September  30, 1998
                                                                     ------         ------    --------------------

Operating activities
    Net loss                                                      $(687,029)    $ (736,686)        $(1,846,082)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
          Claims abandoned                                          312,875              -             362,875
    Net changes in operating assets and liabilities
       Prepaid expenses                                               1,560        (23,397)            (14,815)
       Accrued expenses and other liabilities                       127,874         58,664             195,848
       Amounts payable to related parties                           432,197              -             563,336
                                                                 ----------     ----------         -----------

                  Net cash provided by
                  (used in) operating activities                    187,477       (701,419)           (738,838)

Investing activities
    Acquisition of mineral rights                                  (686,496)      (470,929)         (3,458,391)

Financing activities
    Net borrowings from related parties                                   -         (9,051)                  -
    Issuance of common stock, net of expenses                             -         14,000           4,103,005
    Proceeds from merger with Starlight Acquisitions, Inc.                -              -             100,000
                                                                -----------     ----------         -----------

                  Net cash provided by financing activities               -          4,949           4,203,005
                                                                -----------     ----------         -----------

                  Net increase (decrease) in cash                  (499,019)    (1,167,399)              5,776

Cash at beginning of period                                         504,795      2,031,045                   -
                                                                -----------     ----------         -----------

Cash at end of period                                           $     5,776     $  863,646         $     5,776
                                                                ===========     ==========         ===========



         The  accompanying  notes are an integral  part of these statements.

                             Toucan Gold Corporation
                          (a development stage company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (unaudited)



NOTE A - BASIS OF PRESENTATION

    Organization
    ------------

    The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of September 30, 1998, and the consolidated results of operations for the three
    (3) months and nine (9) months ended September 1998 and 1997, and the consolidated cash flows for the nine (9) months ended September 30, 1998 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE C - COMMITMENT TO ISSUE COMMON STOCK

    In connection with the acquisition of certain claims, the Company incurred obligations to issue a total of 325,333 shares of common stock. At September 30, 1998, these shares have not been issued. However, the shares have been reflected as outstanding in the accompanying balance sheets and in the calculation of weighted average shares outstanding for the three and nine month periods ended September 30, 1998.

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

         Toucan Mining is a development stage company that conducts its operations primarily through its wholly-owned subsidiary, Mineradora de Bauxita Ltda. ("MBL"), which is an authorized mining company organized under the laws of Brazil. MBL has been financed entirely by Toucan (as hereinafter defined) for the purpose of conducting mineral exploration, specifically gold exploration.

         During July 1996, Starlight formed Toucan Gold Corporation, a Delaware corporation ("Toucan" or the "Company"), as a wholly-owned subsidiary. On July 29, 1996, Starlight merged into the Company, and pursuant to the terms of the merger, the outstanding shares of Starlight Common Stock were canceled in exchange for shares of the Company's Common Stock.

         The consolidated financial statements for the fiscal year ended December 31, 1997, reflect the results of Toucan's operations, which consisted of opening and operating a Brazilian exploration office, completion of a 5,000 meter reverse circulation drilling program, maintenance of Toucan Mining and MBL's various claims and purchase of new claims which were capitalized in the financial statements. Legal, accounting, investor relations, consulting, travel, and other general administrative costs were expensed.

         The Company has begun a program of mineral exploration to target and explore selected areas of its mining claims to determine which areas are most likely to contain economic gold mineralization or to effectuate this program through joint ventures. In order to facilitate these activities, the Company, in March 1997, opened an office in Brazil. The Brazilian office is staffed by six employees and consultants, consisting of geologists, land acquisition personnel, mapping specialists and various support personnel.

         The Company has completed a 5,000 meter reverse circulation drilling program involving six separate locations in the Cuiaba District on which artisanal mine works ("nugget patches") have taken place. The Company believes that these nugget patches are de facto geochemical anomalies reflecting the possible presence of disseminated gold mineralization in the subsurface. A total of 73 holes were drilled to an average depth of 69 and sampled at one-meter intervals. In addition to intersecting variable quantities of "visible gold" at all six of the localities tested, drilling has revealed the presence of metasediments which imbedded with metavolcanic rocks of Proterozoic age. Samples weighing approximately 25 kg. were split, and approximately 3 kg. from each sample were sent for assay testing at two well-known Canadian laboratories.

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

         However, the program to fully explore and develop its entire claim area will take several years and require the raising of additional capital, which could involve joint ventures or other arrangements that may result in a dilution of the Company's interest in its claims. In the event of encouraging results in a particular area, a more concentrated study will be undertaken to provide the basis of a feasibility study for mineral development. MBL will also be working to acquire additional claims in the Cuiaba Basin and will cease to explore those claims that appear to have little or no scope for gold mineralization or will not be useful for operational infrastructure.

          As part of the process described above, during the three month period ended September 30, 1998, the Company's activities in Brazil consisted of continuing its review of its extensive claim area to determine which claims that management believes should be abandoned. To date, the Company has abandoned eight-five (85) claims, which leaves the Company with approximately 600,000 hectares of claims. Currently, the Company is not contemplating further abandonment of claims in the near future; however, it may do so in light of further exploration activities. No significant exploration has been performed on any of the abandoned claims. For the nine months ended September 30, 1998, the Company has incurred an expense of $312,875 related to such abandoned claims. See "Financial Statements--Consolidated Statements of Operations for the nine months ended September 30 (unaudited)."

         The Company will incur major expenses to establish the existence of gold reserves. Accordingly, to fund the Company's exploration program through the next calendar year and to pay for normal expenses during that period, the Company believes that it will need to raise approximately $2 million or enter into joint ventures with industry partners who agree to provide such funds. The amount does not include any expenditures for lease acquisitions. There can be no assurance that the Company will be able to raise such capital if needed or on terms that are favorable to the Company or to enter into such joint ventures on terms favorable to the Company. The Company is currently involved in active negotiations in these matters. The plan will be subject to review depending upon the results obtained. Costs could rise if, among other things, the weather proves atypically harsh, unforeseen ground conditions are encountered, equipment becomes difficult to source, the availability of drilling operators becomes increasingly scarce and their rates increase accordingly, or negotiations with surface owners become prolonged. MBL may spend more or less on claim acquisitions than currently estimated. There can be no assurance that the exploration program will result in the discovery of economic gold mineralization. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. Furthermore, the recoverability of the cost of mineral rights is dependent on the Company's ability to continue exploration, establish the existence of economically recoverable reserves, develop these reserves, and achieve profitable production or obtain sufficient proceeds from the disposition of the rights. The Company's financial statements do not include any adjustments that might result from the outcome of these uncertainties. The matters discussed herein contain forward-looking statements that involve certain risks, uncertainties and additional costs detailed herein. The actual results that are achieved may differ materially from any forward-looking projections, due to such risks, uncertainties and additional costs.

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

         In order to finance the Company's exploration activities and general working capital needs, including maintaining its Brazilian office and paying the personnel of the Brazilian office, the Company will require additional capital. The Company is addressing the additional capital requirement by exploring several strategic alternatives that may involve any one or a combination of a joint venture or sale of part of all of its exploration assets, further capital raising, merger, restructuring or other business arrangement. The Company is currently in active negotiations related to these strategic alternatives, but has reached no definitive agreements with respect to such strategic alternatives. The Company is currently funding its day-to-day operations with a demand loan from Zalcany Limited ("Zalcany"), a company affiliated with Roy G. Williams, while it continues to seek additional financing. The loan from Zalcany bears interest at the annual rate of 10% and is unsecured. As of November 11, 1998, the principal amount of the loan was $350,796 and is to be repaid from the proceeds of any additional financing. Although Zalcany continues to provide additional short term financing on the same basis, it is not obligated to do so.

         As of November 11, 1998, Robert Jeffcock, Igor Mousasticoshvily, Sr. and Robert Pearce had advanced the Company $117,373, $112,000 and $39,450, respectively, by providing cash advances to the Company and foregoing compensation and/or fees owed to them by the Company. Of the amount owing to Igor Mousasticoshvily, Sr., the equivalent in Brazilian Reals of $48,000 bears interest at the annual rate of 24%.

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

         (c)      None


Item 3.  Default Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         During the three month period ended September 30, 1998, the Company's activities in Brazil consisted of continuing its review of its extensive claim area to determine which claims that management believes should be abandoned on the basis that as such claims either have little or no scope for gold mineralization or will not be useful for operational infrastructure. To date, the Company has abandoned eighty-five (85) claims, which leaves the Company with approximately 600,000 hectares of claims. Currently, the Company is not contemplating further abandonment of claims in the near future; however, it may do so in light of further exploration activities. No significant exploration has been performed on any of the abandoned claims. For the nine months ended September 30, 1998, the Company has incurred an expense of $312,875 related to the abandoned claims. See "Financial Statements-Consolidated Statements of Operations for the nine months ended September 30 (unaudited)."

Item 6.  Exhibits and Reports on Form 8-K.

                                    EXHIBITS

The  following  exhibit is furnished in  accordance  with Item 601 of Regulation
S-B.

27*      Financial Data Schedule


------------------

*        filed herewith

Form 8-K: No reports on Form 8-K have been filed with the Securities and Exchange Commission in the quarter ended September 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 TOUCAN GOLD CORPORATION
                                 (Registrant)



Date:    November 16, 1998       By:       /s/ Robert P. Jeffcock
                                           -----------------------
                                 Robert P. Jeffcock, President and Chief
                                 Executive Officer (Principal Executive Officer)


Date:    November 16, 1998       By:      /s/ Robert A. Pearce
                                          ------------------------
                                 Robert A. Pearce, Chief Financial Officer
                                 (Principal Financial Officer and Chief
                                 Accounting Officer)