Form 10KSB
period 1998-12-31
TOUCAN GOLD CORP
filed 1999-04-01
CIK 850083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

|X| Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

|_| Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

Commission File Number    33-28562
                                    --------
                             TOUCAN GOLD CORPORATION
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                           75-2661571
-------------------------------                        -------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

8201 Preston Road
Suite 600
Dallas, Texas                                                   75225
----------------------------------------               -------------------------
(Address of Principal Executive Offices)                      (Zip code)

                                 (214)890-8065
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

             Title of Each Class                           Name of Each Exchange
             -------------------                            on Which Registered
                   NONE                                    ---------------------
                                                                   N/A

Securities registered under Section 12(g) of the Exchange Act:       None
                                                               -----------------
                                                               (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

Yes             X            No
          -----------    ----------
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

The  aggregate  market  value  of  the  voting  and  non-voting  stock  held  by non-affiliates of the registrant as of March 29, 1999 was $440,548 based upon the average bid and ask price of the common stock on such date of $.10 per share on the OTC Electronic Bulletin Board of Nasdaq. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 29, 1999, there were 8,027,933 shares of the common stock, $.01 par value, of the registrant issued and outstanding.


Transitional Small Business Disclosure Format: Yes           No       X
                                                   ---------    ---------

                                              Toucan Gold Corporation

                                                                                                        Page Number
                                                                                                        -----------




PART I   .........................................................................................................1

Items 1 and 2.  Description of Business and Property..............................................................1

Item 3.  Legal Proceedings........................................................................................9

Item 4.  Submission of Matters to a Vote of Security-Holders......................................................9

PART II  ........................................................................................................10

Item 5.  Market for Common Equity and Related Stockholder Matters................................................10

Item 6.  Management's Discussion and Analysis of Financial Condition or Plan of Operation........................11

Item 7.  Financial Statements....................................................................................14

Report of Independent Certified Public Accountants..............................................................F-1

Consolidated Balance Sheet as of December 31, 1998..............................................................F-2

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and the period from November 3, 1995 to December 31, 1998.....................................................F-3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, 1996 and the period from November 3, 1995 to January 1, 1996.......................................................F-4

Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and the period from November 3, 1995 to December 31, 1998.....................................................F-5

Notes to Financial Statements...................................................................................F-6

PART III ........................................................................................................15

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act.......................................................................15

Item 10.  Executive Compensation.................................................................................16

Item 11.  Security Ownership of Certain Beneficial Owners and Management.........................................17

Item 12.  Certain Relationships and Related Transactions.........................................................18

Item 13.  Exhibits, List and Reports on Form 8-K.................................................................20

SIGNATURES.......................................................................................................22

INDEX TO EXHIBITS...........................................................................................INDEX-1


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

The Share Exchange

         Effective May 10, 1996, Toucan Mining Limited, an exploration stage company incorporated on November 3, 1995 under the laws of the Isle of Man (British Isles) ("Toucan Mining"), became a wholly owned subsidiary of Starlight when Starlight acquired all of the outstanding capital stock of Toucan Mining in exchange for 4,534,999 shares of Starlight Common Stock (the "Share Exchange) pursuant to a Share Exchange Agreement (the "Share Exchange Agreement"). As a result of the Share Exchange, each shareholder of Toucan Mining received seven shares of Starlight Common Stock for each share of common stock of Toucan Mining held by such shareholder. The shares of Starlight Common Stock received by the Toucan Mining shareholders in the Share Exchange were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act") and, therefore, are restricted securities. The Starlight Warrants issued in connection with Starlight's initial public offering expired pursuant to their terms prior to the Share Exchange and the Starlight Warrants were issued on May 10, 1996 to purchase an additional 100,000 shares of Starlight Common Stock at an exercise price of $4.00 per share, which were immediately exercisable and expire on the six month anniversary of the closing of the first registration of securities by the Company. The new Starlight
Warrants were issued to former officers and directors of Starlight in consideration of, among other things, their agreement to indemnify Toucan Mining and Starlight with respect to certain representations in the Share Exchange Agreement and the cancellation of their prior warrants to purchase Starlight Common Stock. The Starlight Warrants provided for certain piggy-back registration rights with respect to the shares of Starlight Common Stock underlying the Starlight Warrants. Pursuant to the Reincorporation, the Starlight Warrants were exchanged into the Toucan Warrants to purchase an aggregate of 100,000 shares of Company Common Stock at an exercise price of $4.00 per share. The holders of the Toucan Warrants have certain piggy-back registration rights with respect to the shares of Company Common Stock underlying the Toucan Warrants. The Toucan Warrants are immediately exercisable and expire on the six month anniversary of the closing of the first registration of securities by the Company.

Toucan Mining Limited

         General. Toucan conducts its operations primarily through its wholly owned subsidiary, Toucan Mining. The principal executive office of Toucan Mining is located at Celtic House, Victoria Street, Douglas, Isle of Man IM99 1QZ. In turn, Toucan Mining conducts its operations primarily through its wholly owned subsidiary, Mineradora de Bauxita Ltda. ("MBL"), which is an authorized mining company organized under the laws of Brazil. Of the 10,000 issued and outstanding capital shares of MBL, all but one (1) are owned and held by Toucan Mining. Pursuant to the corporate regulations of Brazil, a Brazilian corporation must have at least one capital shareholder who is a Brazilian entity or individual. The single capital share of MBL that is not held by Toucan Mining is held in trust by a Brazilian citizen for the benefit of Toucan Mining. The registered office of MBL is located in Cuiaba at Trav. Mestre Joao Monge Guimarae

82 - Cuiaba - Mt - Brazil where, in April 1997, MBL set up an operations office for geological and exploration staff. In November 1997, MBL set up a small warehouse to process and store drilling samples on the outskirts of Cuiaba. The assets of MBL are mineral claims in the Cuiaba Basin, Mato Grosso, Brazil. See "Description of Exploration and Mining Concessions" below.

     Management. The directors of Toucan Mining are Robert P. Jeffcock, Francis Howard and Douglas Powley. Mr. Jeffcock serves as Managing Director of Toucan Mining and/or President of the Company. See "Directors, Executive Officers, Promoters, and Control Persons". The director of MBL is Igor Mousasticoshvily ("Mr. Mousasticoshvily"), a United States educated and trained geologist, who is responsible for the overall negotiation and management of Toucan Mining and MBL's mining claims. See "Certain Relationships and Related Transactions". During the last five years, Mr. Mousasticoshvily has provided consulting services to various Brazilian business interests, especially in the mining industry. Mr. David Carmichael, a Canadian educated and trained geologist, is responsible for onsite geology and day-to-day management of MBL. Since April, 1997, Mr. Carmichael has served as the General Manager of MBL. See "Certain Relationships and Related Transactions." Prior to that time, Mr. Carmichael served as geologist and plant manager for several companies in Brazil and Chile. Neither Toucan Mining nor MBL are required to have titled officers.

Minmet Transactions

         On December 4, 1998, the Company consummated the following transactions, involving, among other things, the grant of an option to Minmet Plc ("Minmet"), an Irish company, whose shares ("Minmet Shares") are quoted on the Exploration Securities Market of the Irish Stock Exchange, to purchase all of the issued share capital of MBL (the "Minmet Transactions").

         Toucan Mining granted an option (the "MBL Option") to Minmet to acquire all of the issued share capital of MBL. Toucan Mining received 7.5 million Ordinary Shares (the "Option Shares") in Minmet solely for Toucan Mining granting the MBL Option. The MBL Option expires on June 30, 1999, subject to earlier termination under certain circumstances. If the MBL Option is exercised by Minmet, Minmet will acquire all of the issued share capital of MBL by issuing an additional 25 million Ordinary Shares (the "Completion Shares") in Minmet to Toucan Mining.

         Toucan Mining is restricted from selling or distributing the Option Shares during the term of the MBL Option and for two (2) months thereafter without the consent of Minmet, provided, however, that such two-month hold period does not apply if the MBL Option is exercised prior to June 30, 1999.

         The sale and distribution of the Completion Shares are also restricted as follows. Toucan Mining or the Company may sell up to 3 million of the Completion Shares in each of the three six (6) month periods after the issuance thereof. Any Completion Shares not disposed of in a six (6) month period may be added to the number of Completion Shares that may be sold in later periods.

         Minmet has agreed that the Option Shares and the Completion Shares may be placed through Minmet's brokers with Minmet's consent and that it will act reasonably in respect of all such requests by the Company for the sale of the Option Shares and the Completion Shares.

         Pursuant to the terms and conditions of the Transaction Documents (as defined below), from November 1, 1998 to the expiration of the MBL Option, Minmet is obligated: (i) to conduct detailed ground and airborne geophysical surveys of MBL's claims and additional geological mapping (the "Exploration Plan"), (ii) to prepare and complete all appropriate plans. logs and records of the Exploration Plan, (iii) to spend a minimum of $500,000 on the Exploration Plan, or, if the Exploration Plan expenses do not exceed $500,000, pay to the Company the difference between $500,000 and the Exploration Plan expenses, and
(iv) cover all of MBL's reasonable overhead and costs not related to the Exploration Plan. MBL will have the benefit of these obligations even if the MBL Option is not exercised.

         In addition, the Company granted an option (the "Loan Option") to Minmet to acquire from the Company the benefit of the loans that it has made to MBL in the approximate principal amount of $975,000. The Company received the sum of U.S. $275,000 solely for the Company granting the Loan Option. The Loan Option expires on June 30, 1999, subject to earlier termination under certain circumstances. If the Loan Option is exercised, Minmet will pay to the Company the further sum of U.S. $250,000 and will issue to the Company warrants (the "Warrants") to subscribe for a further 7.7 million Ordinary Shares (the "Warrant Shares") of Minmet at an exercise price of (pound)0.08p per share.

         The grant of the MBL Option and Loan Options to Minmet was accomplished through the sale of all of the issued share capital of Anagram Limited, a newly formed, wholly-owned subsidiary of Toucan Mining and a private limited company incorporated under the laws of the Isle of Man ("Anagram") pursuant to an Agreement dated December 3, 1998 among the Company, Toucan Mining and Minmet (the "Purchase Agreement"). Through the purchase of Anagram by Minmet and the assumption by Minmet of that certain Option Agreement among the Company, MBL and Anagram dated December 3, 1998 (the "Option Agreement") and that certain Supplemental Agreement dated December 3, 1998 among the Company, MBL, Anagram and Minmet (the "Supplemental Agreement," collectively with the Purchase Agreement and the Option Agreement, the "Transaction Documents"), Minmet obtained the MBL Option and the Loan Option and incurred the obligations detailed above.

         In the event that Minmet exercises the MBL Option, the Company will likely cease to have any rights to any Brazilian claims, other than the potential rights to the six (6) claims offered for delivery by Seller. Therefore, upon exercise of the Minmet Option, it is likely that the Company will at such time, cease doing business in Brazil and discontinue all of its mining operations.

         The Company has reached agreement with certain of its creditors, including certain affiliates of the Company, for the creditors to receive Ordinary Shares of Minmet from the Option Shares held by the Company in payment of the obligations of the Company to such creditors. Such creditors received such Minmet Shares with the same restrictions on transfer applicable to the Company and described above. For this purpose the Minmet Shares were valued at approximately $0.09 per share, and the Company extinguished $641,300 of obligations with 7,100,000 Minmet Shares.

         Among the creditors described above is Roy G. Williams ("Williams"). The Company has agreed to pay Williams certain fees for introducing Minmet to the Company, negotiation of the MBL Option, arranging short term funding of the Company's operations, and providing basic office accommodations and secretarial assistance. On the execution of the Transaction Documents, Williams was paid a fee of $60,000. The Company paid the fee by issuing to Williams 180,000 shares in the Company valued for this purpose at $0.20 per share and transferring to Williams 265,000 Minmet Shares valued for this purpose at approximately $0.09 per share. On the exercise of the MBL Option, Williams will be entitled to a further fee of $60,000 payable as to $36,000 in cash or the equivalent value in shares of the Company and as to $24,000 in cash or the equivalent value in shares of Minmet. See "Certain Relationships and Related Transactions."

         While the Transaction Documents may permit the Company to distribute the Option Shares, the Completion Shares, the Warrants, and the Warrant Shares (collectively, the "Minmet Securities") to stockholders of the Company, subject to certain limitations, the Board of Directors of the Company, in approving the various agreements with Minmet, has determined for securities law reasons that no Minmet Securities will be distributed to stockholders of the Company as a dividend or in any similar distribution. Accordingly, the Board of Directors of the Company has no present intention of distributing any of the Minmet Securities to stockholders of the Company as a dividend or in any similar distribution, and no such distribution can be made to stockholders of the Company unless with the unanimous consent of the Board based on an opinion of counsel that such distribution will not require registration under the Securities Act of the issuance of the Minmet Securities to Toucan Mining or the Company or such distribution. Consequently, depending on the amount and nature of other assets owned by the Company at relevant times, the Company may need to acquire non-securities assets or sell or otherwise dispose of the Minmet Securities in order to avoid being deemed to be an investment company under the Investment Company act of 1940, as amended.

Mining Claims

         As of December 31, 1998, MBL has purchased and filed for exploration claims with the Departamento Nacional De Produca Mineral ("DNPM"), the Brazilian governmental agency responsible for regulating mineral rights, for approximately 941,000 Hectares [3,633 square miles] ("Ha") (259 Ha to 1 square mile) in the Cuiaba Basin. Management believes that these claims will be approved by the DNPM. This area is approximately 165 kilometers long in a northeast/southwest direction and is approximately 60 kilometers wide. The claims are located between 15(0) and 16(0) 15' South latitude and between 56(0) 57(0) West longitude. The large, provincial city of Cuiaba, the capital of Mato Grosso, is located within MBL's claim area.

         In September 1996, the Company entered into an agreement with a Brazilian individual (the "Seller") to acquire twenty-five (25) additional priority claims in the Cuiaba Basin (the "Claims Agreement"). Pursuant to the terms of the Claims Agreement, as the Company understood it, the Company was to make an initial payment to the Seller in the amount of $500,000. The Claims Agreement provided that the Seller would receive $36,000 in cash for each claim (a "Certified Claim") that was certified by the DNPM as held by the Seller with priority, having good, clean and transferrable title. As of the date of this Annual Report on Form 10-KSB (the "Annual Report"), the Company has paid to the Seller the initial cash payment of $500,000, as contemplated by the Claims Agreement, and an additional payment of $576,000 in cash as payment for sixteen
(16) claims that the Company believed at the time of the transfer of such claims to the Company to be Certified Claims. Additionally, pursuant to the terms of the Claims Agreement as the Company understood it, the Company was required to issue to the Seller 12,000 shares of Company Common Stock for each Certified Claim, and the Company was required to issue to the Seller a bonus payment of 50,000 shares of Company Common Stock, if and when the Seller transfers to the Company twenty-five (25) Certified Claims.

         The DNPM has determined that one of the sixteen (16) claims referred to above was defective from a title perspective and informed the Company that such claim was not a Certified Claim. During 1998, management determined that it was not economically efficient to maintain ownership of two (2) of the claims that were originally delivered to the Company. Therefore, these two (2) claims, of the original sixteen (16) claims, were dropped from the Company's current roster of mining claims. The Company, therefore, is the beneficial owner of thirteen
(13) claims in connection with the Claims Agreement, which cover approximately 99,645 Ha. See "Description of Exploration and Mining Concessions" below.

         In early 1999, the DNPM determined that the instruments of transfer presented by the Seller to the Company, representing the remaining thirteen (13) claims, contained registration errors that have resulted in the DNPM requesting the Company to provide additional transfer documentation with respect to such claims. Management believes that the additional transfer documentation is not required and has requested that the DNPM review its request for such documentation.

         Also during 1998, the Seller offered to deliver to the Company an additional six (6) claims. The Seller also asserted that his understanding of the Claims Agreement was different from the Company's understanding as set forth above. The Seller asserted that delivery to the Company of an aggregate of twenty-one (21) of the twenty-five (25) claims resulted in the Seller being entitled to full payment for all twenty-five (25) claims under his understanding of the Claims Agreement. The Seller has refused to accept shares of Company
Common Stock as consideration for claims as was set forth in the Claims Agreement and has requested that the Company pay the consideration for the remainder of the claims solely in cash. Additionally, a dispute has arisen between the Seller and the Company as to the amount that is to be paid by the Company in connection with the delivery of the claims. Management is currently in negotiations with the Seller to resolve these matters.

         In connection with the issuance of Company Common Stock to the Seller pursuant to the terms of the Claims Agreement, the Company in 1996 and 1997 reported in the notes to its financial statements that the number of shares of Company Common Stock to be issued to the Seller pursuant to the Claims Agreement have been authorized for issuance to the Seller but that the certificates representing such shares have not been physically delivered to the Seller. As of the Date of this Annual Report, these shares have not been issued to the Seller.

         On November 18, 1997, Mr. Mousasticoshvily acquired 10,000 Ha of priority exploration claims (the "Mousasticoshvily Claims") in the Cuiaba Basin for a purchase price of $150,000. On December 8, 1997, the Company agreed to purchase the Mousasticoshvily Claims for $150,000 consisting of a cash payment of $50,000 with the remaining $100,000 balance being paid in shares (the "Acquisition Shares") of Company Common Stock valued at $.75 per share (i.e., 133,333 shares) and the issuance to Mr. Mousasticoshvily of warrants (the "Acquisition Warrants") to purchase 133,333 shares of Company Common Stock at an exercise price of $1.50. The Acquisition Warrants will be exercisable until January 1, 2000. In March 1999, the Company issued to Mr. Mousasticoshvily the Acquisition Shares. The Acquisition Shares had been authorized and accounted for by the Company in 1997, but had not been physically issued and delivered to Mr. Mousasticoshvily until 1999.

Quadros Claims.

         On December 20, 1996, the DNPM issued to Professor Alvaro Pizatto Quadros ("Quadros") a certificate granting Quadros priority in the eight (8) claims located in the Cuiaba Basin (the "Quadros Claims"). In early 1997, the Company purchased the Quadros Claims through MBL's agent, Mr. Mousasticoshvily, for the sum of $100,000. During 1997, Quadros granted an irrevocable power of attorney over the Quadros Claims to Mr. Mousasticoshvily for the benefit of MBL. In March 1998, the Company was informed that the DNPM had mistakenly issued Quadros the priority certificate in four (4) of the eight (8) Quadros Claims. After extensive discussions with the DNPM, it was determined that the Company had no priority rights to the four (4) contested Quadros Claims. As a result, the Company has eliminated these claims from its list of active claims.

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

         Under Brazilian law, if a claim is granted, the granting of the claim will, in due course, be published by the Brazilian authorities in the Government Gazette. Such publication can occur from one to twenty years from the date of the claimant making such application with respect to such claim. Once the claim is published in the Government Gazette an annual tax of $0.47 per Ha is payable on the published claim.

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

         Description of Present Condition of Property; Modernization and Physical Condition of Plant and Equipment. MBL, through its Brazilian office, with funds provided in connection with the Minmet Transactions, intends to continue its mining concessions by undertaking a program of mineral exploration to target and explore selected areas of its exploration claims to determine which areas are most likely to contain economic gold mineralization. The Brazilian office is staffed by eight (8) employees and consultants, consisting of geologists, land personnel, administrative personnel and field hands. MBL conducts its mineral exploration program through third-party operators.

         During December 1997, the Company completed a 5,000 meter reverse circulation drilling program involving six separate locations in the Cuiaba District on which artisanal mine workings ("nugget patches") have taken place. The Company believes that these nugget patches are de facto geochemical anomalies reflecting the possible presence of disseminated gold mineralization in the subsurface. A total of 73 holes were drilled to an average depth of 69 meters and sampled at one-meter intervals. In addition to intersecting variable quantities of "visible gold" at all six of the localities tested, drilling has revealed the presence of metasediments with imbedded metavolcanic rocks of Proterozoic age. Samples weighing approximately 25 kg. were split, and approximately 3 kg. from each sample were sent for assay testing at two well-known Canadian laboratories.

         An assay test is a chemical test performed on a sample of ore or minerals to determine the amount of valuable minerals contained in such sample. An assay test does not constitute, and should not be read as, a reserve report reflecting proven or probable reserves.

         The Company's 1997 drilling program was designed to penetrate the upper saprolite and geochemically sample lower saprolitic material. Management expected any gold mineralization in the lower saprolite to be finer grained, more homogeneous and reliably sampled by reverse circulation drilling. However, the assay reports reflected a wide variation of results ranging from less than 5 parts per billion and 23.64 grams per ton. Because such results can occur when sampling "coarse gold" mineralization, management conducted additional testing of the samples utilizing a commonly practiced manual inspection technique, which revealed the presence of "visible gold" in some of the samples, many of which appeared, on the basis of the prior assay, to have negligible gold content. Based on such testing, management believes that the weathering of the saprolite extended deeper into the surface than was originally estimated and that its drilling did not sample the lower saprolite. Because of the indication of course gold mineralization, management concluded that it could not rely upon the individual values obtained in the original assay. Accordingly, management resubmitted 132 larger samples containing "visible gold" for re-assaying to one of the Canadian laboratories in order to use such laboratory's special method of sample preparation and testing suited for the detection and measurement of course gold mineralization. Most of the later assayed samples were found to contain consistently higher gold content than the previously assayed samples.

         With funds provided in connection with the Minmet Transactions, the Company has begun conducting additional exploration, both regional and detailed. In March 1999, the Company commenced an aerial survey of the certain regions in the Cuiaba Basin covering an area of approximately 6,745 Km2 . It is anticipated that this aerial survey will provide to the Company the magnetic and radiometric detail required to analyze typical mineral targets located in the surveyed region. Additionally, the aerial survey will provide to the Company information necessary to analyze certain mineral targets currently known to the Company. This information will help the Company to prioritize the mineral targets so that any exploration efforts will be directed at those targets with highest mineral potential.

         Also, MBL is currently conducting geochemical orientation surveys on five chosen nugget patches. These tests are being conducted to determine the utility to the Company's of the new MMI technology. MMI technology, considered to be cutting edge geochemical technology, is a recent Australian development, that is proving to be a very useful tool in mineral exploration. Finally, MBL has just completed a regional geochemical BLEG ("bulk leach extractable gold") survey. The results of the first assay tests from these BLEG surveys are not yet conclusive.

         At this time, MBL is an exploration stage company and has no probable or proven reserves as defined by the rules and regulations of the Commission.

Exploration and Development Risks

         The exploration for and development of mineral deposits involves significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of gold reserves may result in substantial rewards, few properties that are explored are ultimately developed into producing mines. Major expenses may be required to establish gold reserves, to develop metallurgical processes and to construct mining and processing facilities at a particular site. There can be no assurance that the exploration programs being conducted by the Company, Toucan Mining and/or MBL will result in a profitable commercial mining operation. There is aggressive competition within the mining industry for the discovery and acquisition of properties considered to have commercial potential. The Company, Toucan Mining and MBL will compete with other interests, many of which have greater financial resources than they will have, for the opportunity to participate in promising projects. Significant capital investment is required to achieve commercial production from successful exploration efforts.

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

Employees.

         As of March 29, 1999, the Company employed nine (9) individuals.


                            Item 3. Legal Proceedings

         The Company is not a party to any pending legal proceeding, nor is the Company's property the subject of a pending legal proceeding.


           Item 4. Submission of Matters to a Vote of Security-Holders

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

                                     PART II

        Item 5. Market for Common Equity and Related Stockholder Matters

         The Company Common Stock is listed on the OTC Electronic Bulletin Board of NASDAQ. The following table indicates the quarterly high and low bid price for the Company Common Stock on the OTC Electronic Bulletin Board for the period during 1998 and for the first quarter of fiscal year ending December 31, 1999. Such inter-dealer quotations do not necessarily represent actual transactions, and do not reflect retail mark-ups, mark-downs or commissions.

                                                  OTC ELECTRONIC
                                                  BULLETIN BOARD
                                                     BID PRICE

                                                     HIGH              LOW
         Calendar 1998
         1st Quarter                                 $ 1.500           $ .625
         2nd Quarter                                 $ 1.06            $ .41
         3rd Quarter                                 $ .875            $ .08
         4th Quarter                                 $ .53             $ .055

         Calendar 1999
         1st Quarter                                 $ .13             $ .05

         On March 29, 1999, the bid price of the Company Common Stock as reported on the OTC Electronic Bulletin Board was $.07.

         As of March 29, 1999, there were approximately 348 holders of record of the Company Common Stock.

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

2. In connection with the Minmet Transactions, the Company has agreed to pay Williams certain fees for introducing Minmet to the Company, negotiation of the MBL Option, arranging short term funding of the Company's operations, and providing basic office accommodations and secretarial assistance. On the execution of the Transaction Documents, Williams was paid a fee of $60,000. The Company paid the fee by issuing to Williams 180,000 shares in the Company valued for this purpose at $0.20 per share and transferring to Williams 265,000 Minmet Shares valued for this purpose at approximately $0.09 per share.

3. On November 18, 1997, Mr. Mousasticoshvily acquired the Mousasticoshvily Claims in the Cuiaba Basin for a purchase price of $150,000. On December 8, 1997, the Company agreed to purchase the Mousasticoshvily Claims for $150,000 consisting of a cash payment of $50,000 with the remaining $100,000 balance being paid in the Acquisition Shares (133,333 shares of Company Common Stock) and the issuance to Mr. Mousasticoshvily of the Acquisition Warrants to purchase 133,333 shares of Company Common Stock at an exercise price of $1.50. The Acquisition Warrants will be exercisable until January 1, 2000. In March 1999, the Company issued to Mr. Mousasticoshvily the Acquisition Shares. The Acquisition Shares had been authorized by the Company and reflected in the Company's financial statements in 1997. Therefore, the holding period for the Acquisition Shares under Rule 144 of the Securities Act began in 1997.

         The securities placements described in paragraphs 1, 2 and 3 were effectuated pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act; therefore, such securities are "restricted securities" under Rule 144 of the Securities Act.


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

         Toucan Mining is a development stage company that conducts its operations primarily through its wholly-owned subsidiary, MBL, which is an authorized mining company organized under the laws of Brazil. From its inception until the December of 1998, MBL was financed entirely by the Company. The Company sought to capitalize MBL for the purpose of conducting mineral exploration, specifically gold exploration. Pursuant to the Minmet Transactions, MBL has received additional capital infusions from Minmet for the same purposes.

         During July 1996, Starlight formed the Company as a wholly-owned subsidiary. On July 29, 1996, Starlight merged into the Company, and pursuant to the terms of the Merger, the outstanding shares of Starlight Common Stock were canceled in exchange for shares of the Company's Common Stock.

         In December 1998, the Company consummated the Minmet Transactions pursuant to which Toucan Mining granted the MBL Option to Minmet giving Minmet the right to acquire all of the issued share capital of MBL. Toucan Mining received the Option Shares as consideration for granting the MBL Option. In addition, the Company granted the Loan Option to Minmet to acquire certain loans that the Company had made to MBL. The Company received U.S. $275,000 as consideration for granting the Loan Option. See Items 1 and 2. "Description of Business and Property - Minmet Transactions."

         The consolidated financial statements for the fiscal year ended December 31, 1998, reflect the results of Toucan's operations, which consisted primarily of the Minmet Transactions and the maintenance of Toucan Mining and MBL's various claims and purchase of new claims which were capitalized in the financial statements. Legal, accounting, investor relations, consulting, travel, subsistence expenses and other general administrative costs were expensed. See Description of Business and Property--Minmet Transactions.

         A substantial portion of the cash proceeds of the Loan Option were used by the Company to pay creditors of the Company and/or MBL. The resale of the Option Shares to third parties to raise funds for the Company's operations by Toucan Mining and affiliates is restricted by provisions of the agreements entered into in connection with the Minmet Transactions. See Items 1 and 2. "Description of Business Property - Minmet Transactions." Therefore, the Option Shares provide only limited liquidity to the Company.

         Pursuant to the terms and conditions of the Transaction Documents, from November 1, 1998 to the expiration of the MBL Option in June 1999, Minmet is obligated: (i) to conduct detailed ground and airborne geophysical surveys of MBL's claims and additional geological mapping (the "Exploration Plan"), (ii) to prepare and complete all appropriate plans. logs and records of the Exploration Plan, (iii) to spend a minimum of $500,000 on the Exploration Plan, or, if the Exploration Plan expenses do not exceed $500,000, pay to the Company the difference between $500,000 and the Exploration Plan expenses, and (iv) cover all of MBL's reasonable overhead and costs not related to the Exploration Plan. MBL will have the benefit of these obligations even if the MBL Option is not exercised.

         MBL, through its Brazilian office, with funds provided in connection with the Minmet Transactions, intends to continue its mining concessions by undertaking a program of mineral exploration to target and explore selected areas of its exploration claims to determine which areas are most likely to contain economic gold mineralization. The Brazilian office is staffed by eight
(8) employees and consultants, consisting of geologists, land personnel, administrative personnel and field hands. MBL conducts its mineral exploration program through third-party operators.

         During December 1997, the Company completed a 5,000 meter reverse circulation drilling program involving six separate locations in the Cuiaba District on which artisanal mine workings ("nugget patches") have taken place. The Company believes that these nugget patches are de facto geochemical anomalies reflecting the possible presence of disseminated gold mineralization in the subsurface. A total of 73 holes were drilled to an average depth of 69 meters and sampled at one-meter intervals. In addition to intersecting variable quantities of "visible gold" at all six of the localities tested, drilling has revealed the presence of metasediments with imbedded metavolcanic rocks of Proterozoic age. Samples weighing approximately 25 kg. were split, and approximately 3 kg. from each sample were sent for assay testing at two well-known Canadian laboratories.

         An assay test is a chemical test performed on a sample of ore or minerals to determine the amount of valuable minerals contained in such sample. An assay test does not constitute, and should not be read as, a reserve report reflecting proven or probable reserves.

         The Company's 1997 drilling program was designed to penetrate the upper saprolite and geochemically sample lower saprolitic material. Management expected any gold mineralization in the lower saprolite to be finer grained, more homogeneous and reliably sampled by reverse circulation drilling. However, the assay reports reflected a wide variation of results ranging from less than 5 parts per billion and 23.64 grams per ton. Because such results can occur when sampling "coarse gold" mineralization, management conducted additional testing of the samples utilizing a commonly practiced manual inspection technique, which revealed the presence of "visible gold" in some of the samples, many of which appeared, on the basis of the prior assay, to have negligible gold content. Based on such testing, management believes that the weathering of the saprolite extended deeper into the surface than was originally estimated and that its drilling did not sample the lower saprolite. Because of the indication of course gold mineralization, management concluded that it could not rely upon the individual values obtained in the original assay. Accordingly, management resubmitted 132 larger samples containing "visible gold" for re-assaying to one of the Canadian laboratories in order to use such laboratory's special method of sample preparation and testing suited for the detection and measurement of course gold mineralization. Most of the later assayed samples were found to contain consistently higher gold content than the previously assayed samples.

         With funds provided in connection with the Minmet Transactions, the Company has begun conducting additional exploration, both regional and detailed. In March 1999, the Company commenced an aerial survey of the certain regions in the Cuiaba Basin covering an area of approximately 6,745 Km2 . It is anticipated that this aerial survey will provide to the Company the magnetic and radiometric detail required to analyze typical mineral targets located in the surveyed region. Additionally, the aerial survey will provide to the Company information necessary to analyze certain mineral targets currently known to the Company. This information will help the Company to prioritize the mineral targets so that any exploration efforts will be directed at those targets with highest mineral potential.

         Also, MBL is currently conducting geochemical orientation surveys on five chosen nugget patches. These tests are being conducted to determine the utility to the Company's of the new MMI technology. MMI technology, considered to be cutting edge geochemical technology, is a recent Australian development, that is proving to be a very useful tool in mineral exploration. Finally, MBL has just completed a regional geochemical BLEG ("bulk leach extractable gold") survey. The results of the first assay tests from these BLEG surveys are not yet conclusive.

         Management believes that with funds provided in connection with the Minmet Transactions, the Company will have sufficient funds to meet its obligations through the end of the MBL Option period, June 30, 1999, except as set forth below.

         The Seller has offered to deliver an additional six (6) claims to the Company and pursuant to his understanding of the Claims Agreement has asserted that he is entitled to full payment for all of the twenty-five (25) claims in cash, which would result in an additional cash payment of approximately $324,000 with respect to such claims. costs and economic returns of any and all development projects may materially differ from the costs and returns initially estimated.

         In the event that Minmet exercises the Minmet Option, the Company will likely cease to have any rights to any Brazilian claims, other than the potential rights to the six (6) claims offered for delivery by the Seller. Therefore, upon the exercise of the Minmet Option, it is likely that the Company will cease its mining operations in Brazil altogether and will no longer be a participant in the mining industry. As a result of exercising the Minmet Option and the Loan Option, the Company will receive the Completion Shares, the Warrants and U.S. $250,000 in cash. The Company believes that it will have sufficient cash proceeds from the exercise of the Minmet Option and the Loan Option to pay the Seller with respect to the additional claims.

         Conversely, if the Minmet Option is not exercised, the Company, through MBL, will (i) maintain is Brazilian mining operations, (ii) have the benefit of the funds provided in connection with the Minmet Transactions, (iii) will own and will derive the benefits of the surveys conducted by Minmet in connection with the Minmet Transactions and other assets that are derived from Minmet's operations conducted in connection therewith, and (iv) will continue its program to acquire and explore additional claims in the Cuiaba Basin.

         In the event that the Minmet Option is not exercised, the Company will need a substantial amount of additional capital to meet its obligations to the Seller with respect to the additional claims and to finance its exploration activities and to meet its working capital needs beyond June 30, 1999. In that event the Company will explore strategic alternatives that may involve any one or a combination of further capital raising, a joint venture, sale of part or all of its exploration assets, a merger, restructuring or other business arrangements. Such possible transactions may result in substantial dilution or even elimination of the Company's interest in its mining claims. There can be no assurance that the Company will be able to raise such additional capital or negotiate and consummate such other transactions on terms that are favorable to the Company.

         The program to fully explore and develop its claim area will take several years. The costs associated with continuing the Company's operations could rise if, among other things, the weather proves untypically harsh, unforeseen ground conditions are encountered, equipment becomes difficult to source, the availability of drilling operators becoming increasingly scarce and their rates increasing accordingly, or negotiations with surface owners become prolonged. MBL may spend more or less on claim acquisitions than currently estimated. There can be no assurance that the exploration program will result in the discovery of economic gold mineralization. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. Furthermore, the recoverability of the cost of mineral rights is dependent on the Company's ability to continue exploration, establish the existence of economically recoverable reserves, develop these reserves, and achieve profitable production or obtain sufficient proceeds from the disposition of the rights. The Company's financial statements do not include any adjustments that might result from the outcome of these uncertainties. The matters discussed herein contain forward-looking statements that involve certain risks, uncertainties and additional costs detailed herein. The actual results that are achieved may differ materially from any forward-looking projections, due to such risks, uncertainties and additional costs.

         Certain of the information contained in this Annual Report on Form 10-KSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involves certain risks, uncertainties and additional costs described in this Annual Report on Form 10-KSB. The actual results that are achieved may differ materially from any forward looking projections, due to such risks, uncertainties and additional costs. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by reference to such risks, uncertainties and additional costs.

                          Item 7. Financial Statements

         Filed herewith beginning on page F-1 are the following audited financial statements of the Company:

                                                                                                           Page No.
                                                                                                           --------

Report of Independent Certified Public Accountants..............................................................F-1

Consolidated Balance Sheet as of December 31, 1998..............................................................F-2

Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and the period from November 3, 1995 to December 31, 1998.....................................................F-3

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997, 1996 and the period from November 3, 1995 to January 1, 1996.......................................................F-4

Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997 and the period from November 3, 1995 to December 31, 1998.....................................................F-5

Notes to Financial Statements...................................................................................F-6


               Report of Independent Certified Public Accountants



Board of Directors
Toucan Gold Corporation


We have audited the accompanying consolidated balance sheet of Toucan Gold Corporation as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997 and the period from November 3, 1995 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Toucan Gold Corporation as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 and the period from November 3, 1995 through December 31, 1998, in conformity with generally accepted accounting principles.

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




GRANT THORNTON LLP

Dallas, Texas
March 5, 1999


                             Toucan Gold Corporation
                          (a development stage company)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1998




                                     ASSETS

Cash                                                                                                   $     83,973

Receivables and other assets                                                                                 47,844
                                                                                                         ----------

                  Total current assets                                                                      131,817

Mineral rights                                                                                            2,559,869
                                                                                                         ----------

                                                                                                         $2,691,686
                                                                                                         ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Accrued expenses and other liabilities                                                                  $   100,436

Stockholders' equity
     Preferred stock, par value .01 per share; authorized, 2,000,000
         shares; issued and outstanding, none                                                                    --
     Common stock, $.01 par value per share; authorized, 30,000,000
         shares; issued and outstanding, 8,237,933 shares                                                    82,379
     Additional paid-in capital                                                                           4,526,226
     Deficit accumulated during the development stage                                                    (2,017,355)
                                                                                                         ----------

                  Total stockholders' equity                                                              2,591,250
                                                                                                         ----------
                                                                                                         $2,691,686
                                                                                                         ==========
        The accompanying notes are an integral part of these statements.


                             Toucan Gold Corporation
                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                               For the period
                                                                                              November 3, 1995
                                                                                                (commencement
                                                               For the years ended             of operations)
                                                                  December 31,                     through
                                                             1998             1997            December 31, 1998
                                                         ------------     -----------   -----------------------

Cost and expenses
     Legal and professional fees                             $  141,261      $  312,007        $   612,210
     Consulting Fees                                            214,985         237,288            476,273
     Abandoned claims                                           385,420          50,000            435,420
     Travel costs                                                14,818          82,254            253,889
     Public relations                                            62,766          59,613            156,034
     Other                                                       15,101          42,553             88,054
                                                             ----------      ----------        -----------
                  Total cost and expenses                       834,351         783,715          2,021,880

Other expense (income)
     Interest income                                             (1,898)        (59,168)           (78,716)
     Interest expense                                            25,849              --             74,191
                                                             ----------      ----------        -----------
                  Total other expense (income)                   23,951         (59,168)            (4,525)
                                                             ----------      ----------        -----------
                  Net loss                                   $  858,302      $  724,547        $ 2,017,355
                                                             ==========      ==========        ===========
Basic and diluted loss per share                                  $0.11            $.09
                                                                   ====             ===
Weighted average shares outstanding                           8,050,891       7,476,372
                                                              =========       =========
















         The accompanying notes are an integral part of these statement.


                                              Toucan Gold Corporation
                                           (a development stage company)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                              Deficit
                                                                                            accumulated
                                                                            Additional         during
                                                   Common Stock              paid-in        development
                                             Shares           Amount         capital           stage            Total

Balance at November 3, 1995                         --      $       --    $        --    $           --     $        --
Issuance of common stock                       647,857          96,170             --                --          96,170
Net Loss                                            --              --             --          (45,343)        (45,343)
                                           -----------     -----------    -----------    -------------      ----------
Balance at January 1, 1996                     647,857          96,170             --          (45,343)          50,827
Recapitalization of Toucan Mining
     Limited and merger with
     Starlight Acquisitions, Inc.            4,453,602        (50,787)        150,787                --         100,000
Issuance of common stock, net of             2,331,141          28,943      3,899,892                --       3,928,835
     expenses of $519,700
Net Loss                                            --              --             --         (389,163)        (389,163)
                                           -----------     -----------    -----------    -------------      -----------
Balance at December 31, 1996                 7,432,600          74,326      4,050,679         (434,506)       3,690,499
Issuance of common stock                       607,333           6,073        437,927                --         444,000
Net loss                                            --              --             --         (724,547)        (724,547)
                                           -----------     -----------    -----------    -------------      -----------
Balance at December 31, 1997                 8,039,933          80,399      4,488,606       (1,159,053)       3,409,952
Issuance of common stock                       198,000           1,980         37,620                --          39,600
Net loss                                            --              --             --         (858,302)        (858,302)
                                           -----------     -----------    -----------    -------------      -----------
Balance at December 31, 1998                 8,237,933     $    82,379    $ 4,526,226      $(2,017,355)     $ 2,591,250
                                           ===========     ===========    ===========    =============      ===========











         The accompanying notes are an integral part of these statement.



                                              Toucan Gold Corporation
                                           (a development stage company)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     For the period
                                                                                                    November 3, 1995
                                                                                                      (commencement
                                                                        For the years ended          of operations)
                                                                           December 31,                  through
                                                                       1998                 1997    December 31, 1998
                                                                     --------             --------  -----------------
Operating activities
     Net loss                                                       $(858,302)          $(724,547)    $(2,017,355)
     Adjustments to reconcile net loss to net cash provided by
         (used in) operating activities
             Claims written off                                       385,420              50,000         435,420
     Net changes in operating assets and liabilities
         Receivables and other assets                                 (19,269)            (10,001)        (35,644)
         Accrued expenses and other liabilities                       220,007             169,802         419,120
                                                                    ---------           ---------     -----------
                  Net cash provided by (used in) operating
                        activities                                   (272,144)           (514,746)     (1,198,459)

Investing activities
     Acquisition and exploration of mineral rights                   (710,748)         (1,446,453)     (3,512,645)
     Sale of option (Note C)                                          275,000                  --         275,000
                                                                    ---------           ---------       ---------
                                                                     (435,748)         (1,446,453)     (3,237,643)
Financing Activities
     Net repayments/borrowings from related parties                   287,070              (9,051)        287,070
     Issuance of common stock, net of expenses                             --             444,000       4,133,005
     Proceeds from merger with Starlight Acquisitions, Inc.                --                  --         100,000
                                                                    ---------           ---------       ---------
             Net cash provided by financing activities                287,070             434,949       4,520,075
                                                                    ---------           ---------       ---------
             Net increase (decrease) in cash                         (420,822)         (1,526,250)         83,973
Cash at beginning of period                                           504,795           2,031,045              --
                                                                    ---------           ---------       ---------
Cash at end of period                                                 $83,973          $  504,795      $   83,793
                                                                    =========           =========       =========
Cash paid for:
     Interest                                                          $7,680          $       --      $   56,022
Noncash investing and financing activities:
     Mineral rights acquired for common stock                           3,600              30,000         369,600
     Securities received on sale of option                            677,500                  --         677,500
     Securities used to satisfy liabilities                           665,300                  --         665,300
     Common stock issued for services                                  36,000                  --          58,500






         The accompanying notes are an integral part of these statement.

                             Toucan Gold Corporation
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS




NOTE A - NATURE OF OPERATIONS

     Nature of Operations
     --------------------

     Toucan Gold Corporation and subsidiaries, collectively (the Company) are engaged in acquiring, exploring and developing mineral rights in Brazil. No revenues have been generated. See Note C regarding sale of option to purchase the Company's mineral rights.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

     Consolidation
     -------------

     The consolidated financial statements include the accounts of Toucan Gold Corporation and its wholly-owned subsidiaries, Toucan Mining Limited (Mining), an Isle of Man company, and Mineradora de Bauxita Ltda. (MBL), a Brazilian company.

     Mineral Rights
     --------------

     Acquisition costs of mineral rights and related exploration and development expenditures are deferred. If deferred expenditures exceed estimated net realizable values, the assets will be written down to their estimated net realizable values. Costs relating to abandoned properties are written-off when such a decision is made.

     Currency Translation
     --------------------

     The functional currency of the Company's foreign subsidiaries is the U.S. dollar. The remeasurement of local currencies and transactions denominated in local currencies creates translation adjustments which are included in operations. For 1998 and 1997, these translation adjustments were not material.

     Financial Instruments
     ---------------------

     The carrying amounts reported in the balance sheet for cash and payables approximate fair value due to the short-term maturity of these financial instruments.

                             Toucan Gold Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED




NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE C - SALE OF OPTION TO PURCHASE MINERAL RIGHTS

     On December 3, 1998, the Company sold an option to Minmet PLC (Minmet), an Irish publicly-traded company, to purchase all of the outstanding capital stock of MBL. The option price was 7.5 million shares of Minmet valued at $677,500. The option has an exercise price of 25 million Minmet shares and expires June 30, 1999. In connection with the purchase of option, Minmet agreed to spend $500,000 on exploration of MBL's mineral claims, to make a survey of the claims, and to pay the operating costs of MBL for the period from November 1, 1998 to June 30, 1999.

     Minmet also acquired from the Company for $275,000, an option to acquire $995,000 of debt owed by MBL to the Company. The option exercise price is $250,000 plus warrants to purchase 7.7 million Minmet shares at (pound).08 per share. This option also expires on June 30, 1999.

     The proceeds of $952,500 from the sale of the options have been applied against the carrying value of the mineral interests. Based on the market price of Minmet shares on March 1, 1999 of (pound).075 ($.12), the Company would recognize a gain of approximately $700,000 if both options were exercised. However, there is no assurance the options will be exercised.

NOTE D - REALIZATION OF ASSETS

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



NOTE D - REALIZATION OF ASSETS - Continued

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

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. As discussed in Note C, the Company has sold an option to Minmet PLC for the purchase of mineral rights.

NOTE E - MINERAL RIGHTS

     Mineral rights include the following as of December 31, 1998:

     Consideration paid for priority claims                           $1,350,680
     Other acquisition and exploration costs (Note F)                  2,161,689
                                                                      ----------
                                                                       3,512,369
     Less proceeds from sale of options                                  952,500
                                                                      ----------
                                                                      $2,559,869
                                                                      ==========

     The Company owns priority claims for approximately 480,000 hectares which were filed for exploration in 1995 with the Departamento Nacional De Produca Mineral (DNPM), the Brazilian governmental agency responsible for regulating mineral rights. The Company was not required to make any payments to the DNPM or third parties in relation to the filing of these claims.

     In November 1996, the Company entered into a transaction with a Brazilian individual to acquire 25 priority claims, over a period of time, as each of these claims were confirmed by the DNPM. As of December 31, 1997, the Company had acquired 16 of these claims, approximately 97,000 hectares, although, the Company was informed by the DNPM that the seller did not hold priority title on one of these 16 claims. As a result, the Company currently holds priority claims on only 15 of these claims. Consideration paid for these claims included $1,076,000 in cash and 210,000 shares of common stock.

     In 1997, the Company acquired 10 claims from a stockholder for $50,000 in cash, 133,333 shares of the Company's common stock, a warrants to purchase 133,333 shares at $1.50 per shares. The warrants expire in January 1, 2000. In 1998, the Company acquired one claim from the same stockholder for $48,000. The stockholder holds the claims on behalf of the Company under an agreement of beneficial ownership.

                             Toucan Gold Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE E - MINERAL RIGHTS - Continued

     In 1998, the Company abandoned 85 claims covering approximately 800,000 hectares, which resulted in a write-off of $385,420. No significant exploration had been performed on these claims.

     At December 31, 1998, the Company's remaining claims filed for exploration covered approximately 941,000 hectares. The number of hectares for which exploration is granted by DNPM is expected to be less than the number of hectares for which the Company has filed.

NOTE F - RELATED PARTIES

     In 1998 and 1997, the Company made payments of approximately $259,000 and $526,000, respectively, to related parties, including five stockholders, for various consulting services including geological surveys and advice, working with the DNPM to establish beneficial ownership of the priority claims, Brazilian legal and regulatory advice in relation to the priority claims, and the registration of MBL. Included in these costs are approximately $174,000 and $330,000 in 1998 and 1997, respectively, which are considered to be costs relating to the acquisition and exploration of mineral rights and have been capitalized as mineral rights.

     In 1998, a fee of $60,000 was paid to a related party for assistance in connection with the sale of the option to Minnet PLC (Note C).

     In 1998, related parties advanced $434,000 to the Company. Substantially all of these advances, including interest of $18,000, were repaid by December 31, 1998 with shares of Minmet PLC received in connection with the sale of an option (Note C). See Note E regarding other related party transactions.

NOTE G - PER SHARE DATA

     Loss per share is determined by dividing net loss by the weighted average number of common shares outstanding during the period. No effect has been given to assumed exercise of options and warrants because their effect would be antidilutive.

NOTE H - STOCK OPTIONS AND WARRANTS

     The Company has issued stock options to employees. All options were granted at prices no less than market price at date of grant. The Company accounts for stock option grants pursuant to the provisions of APB No. 25 and accordingly, has recognized no expense related to the grants. All options are exercisable immediately, and expire over periods of approximately two to four years after grant.


                 Toucan Gold Corporation Toucan Gold Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE H - STOCK OPTIONS AND WARRANTS - Continued

     Option activity for 1997 and 1998 is as follows:


                                                                                   Number of                Weighted average
                                                                                     Shares                  exercise price
                                                                                   ---------                ----------------

Outstanding at January 1, 1997                                                            --                        --
Granted                                                                              633,000                     $1.42
                                                                                     -------
Outstanding at December 31, 1997                                                     633,000                      1.42
Granted                                                                              250,000                      1.00
                                                                                     -------
Outstanding at December 31, 1998                                                     883,000                     $1.30
                                                                                     =======

The weighted average remaining life at December 31, 1997 of the options was 1.1 years.

If the Company had elected to account for stock options under the fair value method pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been increased to the pro forma amounts set forth below:


                                                         1998            1997
                                                         ----            ----
Net loss:
     Actual                                            $858,302        $724,547
     Pro forma                                          950,802         759,547

Loss per share
     Actual                                               $0.11           $0.09
     Pro forma                                            $0.12           $0.10

The fair value of these options was estimated at date of grant using the Black-Scholes option pricing model with the following assumptions used:

                                                          1998            1997
                                                          ----            ----
Dividend yield                                              0%              0%
Volatility                                                122%            122%
Risk-free interest rate                                   5.0%            5.0%
Expected life                                           1 year         2 years

The weighted average fair value per share of options granted in 1998 and 1997 were $0.23 and $0.35, respectively.

                             Toucan Gold Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE H - STOCK OPTIONS AND WARRANTS - Continued

     On November 1, 1996, the Company completed an offering of 1,600,000 units for gross proceeds of $4 million. Each unit consisted of one share of common stock, par value $.01 per share, and one common stock share purchase warrant. The warrants expired on January 31, 1998.

     Warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $4.00 per share were issued in 1996 in connection with the Company's merger with Starlight Acquisitions, Inc. The holders of these warrants have certain piggy-back registration rights with respect to the shares of the Company's common stock underlying the warrants. The warrants are immediately exercisable and expire on the six month anniversary of closing of the first registration of securities by the Company.

NOTE I - INCOME AND OTHER TAXES

The tax effects of temporary differences that give rise to deferred tax assets were as follows:

                                                             December 31,
                                                             ------------
                                                        1998             1997
                                                        ----             ----
Deferred tax asset
     Net operating loss carryforwards                 $188,000         $105,000
     Organization costs                                172,000          172,000
                                                    ----------       ----------
Gross deferred tax assets                              360,000          277,000
Valuation allowance                                   (360,000)        (277,000)
                                                    ----------       ----------
     Net deferred taxes                            $        --     $         --
                                                   ===========     ============

At December 31, 1998, the Company had approximately $550,000 of U.S. net operating loss carryforwards expiring through 2013.

Under Brazilian tax law, MBL must begin to pay property taxes on the claims under exploration upon the public disclosure of the claims by the Brazilian authorities.

                             Toucan Gold Corporation
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED







NOTE J - COMMITMENT AND CONTINGENCIES

     Under an agreement with a Brazilian individual (Note E), the Company is committed to acquire 9 additional priority claims upon clearance of title by the DNPM. A dispute has arisen between the parties as to the amount to be paid for the additional claims. The Company interprets the agreement to provide for consideration for each claim of $36,000 in cash and 12,000 shares of common stock. Pending resolution of the dispute, the Brazilian individual is withholding transfer documentation for the registration with the DNPM of the 15 claims previously delivered (Note E). While transfer documentation is not a prerequisite to registration of claims, the lack of documentation complicates and prolongs the registration process. The Company has commenced the registration process and believes that it will be successful in obtaining registration of all 15 claims. However, there is no assurance that these claims will be certified by the DNPM.

     The Company is required to obtain the consent of surface owners to access the surface property for exploration and mining. In the event an agreement cannot be reached with the surface owner, the Company may seek legal recourse under Brazilian law which provides the claim holder the right to access if conducting mineral exploration activities.
     The surface owner is granted a royalty on future production.


NOTE K - RECLASSIFICATIONS

     Certain   reclassifications  have  been  made  to  prior  years'  financial statements to conform to the 1998 presentation.

                                    PART III

      Item 9. Directors, Executive Officers, Promoters and Control Persons

     The Board of Directors currently consists of four (4) persons, Robert P. Jeffcock, L. Clark Arnold, Don Box and Robert A. Pearce. The following table sets forth information about all Directors and executive officers of the Company and all persons nominated or chosen to become such:



                                                                                                         YEAR FIRST
                                                                                                          ELECTED
        NAME AND BUSINESS ADDRESS            AGE                         OFFICE                           DIRECTOR
        -------------------------            ---                         ------                           --------
Robert P. Jeffcock                            59     President, Chief Executive Officer,                    1996
2 The Promenade                                      Chairman of the Board of Directors and
Castle Town                                          Secretary
Isle of Man
United Kingdom 1M9-1BJ
L. Clark Arnold                               58     Director and Executive Vice President-                 1996
201 East Rudasill Road                               Exploration
Tucson, Arizona
Don Box                                       49     Director and Assistant Secretary                       1996
8201 Preston Road, Suite 600
Dallas, Texas

Robert A. Pearce                              54     Director and Chief Financial Officer                   1998
Rycote Oasthouse, Wyck Lane
East Worldham
Hants, United Kingdom GU34-3AW



     Robert P. Jeffcock - Mr. Jeffcock has served as the Chairman of the Board of Directors, Chief Financial Officer and Secretary of the Company since the date of the Share Exchange (May 10, 1996), and also served as President and Chief Executive Officer of the Company from the date of the Share Exchange until December 31, 1996. Mr. Jeffcock resumed his positions as President and Chief Executive Officer of the Company on May 31, 1997 after the resignation of Oliver Lennox-King. Mr. Jeffcock is currently the President and Chief Executive Officer in addition to his other positions. Since 1995, Mr. Jeffcock has been a Director of Toucan Mining. From 1987 until 1990 Mr. Jeffcock was the Managing Director of Blue Angel Mining Ltd., a gold exploration company in Ecuador and from 1990 until 1994 he was a director of Atlantis Diamonds Ltd., which was involved in diamond exploration and production in Brazil. From 1990 until 1994, Mr. Jeffcock was President of Rand Industries Inc., a mining company. In 1981, Mr. Jeffcock was the co-founder and President of Isle Resources Inc., a public oil and gas company. In 1984, Mr. Jeffcock co-founded Lysander Petroleum Ltd., which is now Pentex Energy Plc. Mr. Jeffcock was educated at Bedales School and at Aiglon School Villars, Switzerland.

     L. Clark Arnold - Mr. Arnold has served as a Director and Executive Vice President-Exploration of the Company since the date of the Share Exchange. Mr. Arnold is a registered professional geologist in the State of Arizona. Since the mid-1970s, Mr. Arnold has engaged in a consulting practice located in Tucson, Arizona, focused on mineral exploration in Southwest U.S., South America and the Southwest Pacific. Mr. Arnold holds a MS Degree and a Pd.D. Degree in Geology, both from the University of Arizona.

     Don Box - Mr. Box has served as a Director and Assistant Secretary of the Company since the date of the Share Exchange. Mr. Box has served since November 1, 1997, as the Executive Vice President of Remington Oil and Gas Corp., a publicly held oil and gas exploration and production company. Mr. Box served as Chairman of the Board of Directors of Box Energy Corporation, a public company owning oil and gas interests in the Gulf of Mexico and mainland U.S., from 1993 until November 1, 1997, and served as Chief Executive Officer of Box Energy Corporation from January 1, 1997, until November 1, 1997. Since 1992, Mr. Box has been President and a Director of Box Brothers Holding Company ("Box

Brothers"), which is engaged in the oil and gas business. Box Brothers underwent a plan of reorganization pursuant to Chapter 11 of the U.S. Bankruptcy Code in Federal Bankruptcy Court in Delaware in 1995. Since 1988, Mr. Box has been the President of CKB Petroleum, which is engaged in the oil and gas business. Since 1984, Mr. Box has been the President of CKB Petroleum, which is engaged in the oil and gas business. From 1990 until 1996, Mr. Box was President of Race Circuit Management of Texas, which is engaged in motor sports promotion. Mr. Box holds a Bachelor of Arts degree from the University of Pennsylvania, a Bachelor of Science degree in Economics from the Wharton School of Business and a Masters degree in Business Administration from Southern Methodist University.

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

                         Item 10. Executive Compensation

     The following tables set forth the compensation paid by the Company to its Chief Executive Officer during the fiscal years ended December 31, 1998, 1997 and 1996 and the options granted by the Company to its Chief Executive Officer during the fiscal year ended December 31, 1998; no executive officer earned in excess of $100,000.

                               Annual Compensation


                                        Year                                                    Stock
        Name/Principal                 Ending                                                  Options      Other Annual
           Position                  December 31              Salary             Bonus         Granted      Compensation
------------------------------ ----------------------  --------------------- ------------- -----------    --------------

    Robert P. Jeffcock, CEO             1996                  $32,000             $ 0            0               $ 0
                                        1997                 $120,000             $ 0            0               $ 0
                                        1998                  $90,000             $ 0         200,000            $ 0



                                         Option Grants in Last Fiscal Year


                                      Number of              % of Total
                                      Securities         Options Granted to         Exercise
        Name/Principal                Underlying            Employees in             Price
           Position                     Options              Fiscal Year           (Per Share)       Expiration Date
----------------------------- -----------------------  --------------------- ------------------- --------------------
Robert P. Jeffcock, CEO                 200,000                  80%                  $1.00         December 31, 1999



CORPDAL:124319.7  29976-00001
                                                        16

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of the close of business on March 29, 1999, information as to the beneficial ownership of shares of the Company Common Stock for all directors, each of the named executive officers (as defined in Item 402(a)(2) of Regulation S-B promulgated by the Commission), for all directors and executive officers as a group, and any person or "group" (as that term is defined in Item 403 of Regulation S-B promulgated by the Commission) who or which is known to the Company to be the beneficial owner of more than 5% of the outstanding shares of Company Common Stock. In addition, except as set forth below, the Company Does not know of any person or group who or which owns beneficially more than 5% of its outstanding shares of Company Common Stock as of the close of business on March 29, 1999.


                             PRINCIPAL STOCKHOLDERS

     The following table sets forth information regarding the beneficial ownership of Company Common Stock as of March 29, 1999 by (i) each person known by the Company to own more than 5% of the outstanding Company Common Stock, (ii) each of the Company's Directors and executive officers, and (iii) all Directors and executive officers of the Company as a group.


                                                                           Amount and
                                                                           Nature of
Name of Individual or                                                      Beneficial            Percent
Number of Persons in Group                                                  Owner(1)            of Class(2)

Robert P. Jeffcock(3)(4)(5)..........................................       200,000               2.43%
Don D. Box(3)........................................................             0                 *
Robert A. Pearce(3)(9)...............................................        50,000                 *
L. Clark Arnold(3)(10)...............................................       470,000               5.82
Caithness Limited(5).................................................       965,445              12.03
Zalcany Limited(6)...................................................     1,088,000              13.08
Roy G. Williams(6)(7)................................................     1,736,000              20.6
Reads Trustees Limited(5)............................................     1,554,453              19.36
J. P. Jeffcock No. 2 Settlement(5)...................................       484,008               6.03
Carlos Lins E. Silva(8)..............................................       210,000               2.57
Igor Mousasticoshvily(8).............................................       476,666               5.84
All Directors and executive
officers as a group (4 persons)......................................       720,000               8.65

---------------

     *   Less than 1%

     (1) The persons named in this table have record ownership of such shares and except as indicated in the footnotes to this table, the persons name in the table have sole voting power with respect to shares shown as beneficially owned by them.

     (2) Based on 8,027,933 shares of Company Common Stock outstanding.

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

     (6) Zalcany Limited is a company ultimately controlled and owned by Williams, Mr. R. M. Harris and Mr. J.D. Harris. Together they effectively share the voting and investment power of the shares in the Company held by Zalcany Limited. Each of R. M. Harris and J. D. Harris owns individually, beneficially and of record, 42,000 shares. Includes a warrant to acquire 292,000 shares of Company Common Stock that are presently exercisable.

     (7) Williams' family owns the equity share capital of Mustardseed Estates Limited. Accordingly, Williams controls or shares voting investment power over the following shareholders: Williams (110,000); Zalcany Limited (796,000); and Mustardseed Estates Limited (250,000). Includes warrants to acquire 68,000, 292,000 and 40,000 shares of Company Common Stock by Williams, Zalcany Limited and Mustardseed Estates Limited, respectively, that are presently exercisable.

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



             Item 12. Certain Relationships and Related Transactions

         During 1998, Zalcany Limited, a company affiliated with Williams, who is a principal stockholder of the Company, made various unsecured loans to the Company to fund the Company's current operations. Such loans were made in the aggregate principal amount of $350,796, each of which had an annual interest rate of 10%. During 1998, the entire amount of these loans, including interest, were repaid to Zalcany Limited by the Company in full. All but $9,960 of these loans were repaid through the transfer to Zalcany Limited of 3,935,000 Minmet Shares received by the Company in the Minmet Transactions, which shares were valued at $0.09 per share.

         Likewise, during 1998, Robert P. Jeffcock, the President, Chief Executive Officer and Chairman of the Board of Directors of the Company, made various unsecured loans to the Company to fund the Company's current operations. Such loans were made in the aggregate principal amount of $82,373 each of which had an annual interest rate of 10%. All but $5,000 of these loans, including interest, were repaid through the transfer to Mr. Jeffcock of 1,325,000 Minmet Shares received by the Company in the Minmet Transactions, which shares were valued at $0.09 per share. At the time of the Minmet Transactions, Mr. Jeffcock had accrued $40,000 in salary as part of his compensation package which had not, at that time, been paid by the Company. A portion of the 1,325,000 Minmet Shares issued to Mr. Jeffcock pursuant to the Minmet Transactions were remuneration for the $40,000 in salary that was accrued but unpaid.

         Additionally, in connection with the Minmet Transactions, the Company has agreed to pay Williams certain fees for introducing Minmet to the Company, negotiation of the MBL Option, arranging short term funding of the Company's operations, and providing basic office accommodations and secretarial assistance. On the execution of the Transaction Documents, Williams was paid a fee of $60,000. The Company paid the fee by issuing to Williams 180,000 shares in the Company valued for this purpose at $0.20 per share and transferring to Williams 265,000 Minmet Shares valued for this purpose at approximately $0.09 per share. On the exercise of the MBL Option, Williams will be entitled to a further fee of $60,000 payable as to $36,000 in cash or the equivalent value in shares of the Company and as to $24,000 in cash or the equivalent value in Minmet Shares.

         Certain officers of the Company or MBL received consulting fees for various consulting services as follows:

         Mr. Arnold, Vice President - Exploration of the Company, received in 1998 and 1997 fees totaling $6,891 and $23,934, respectively, in return for geological consulting services.

         Mr. Pearce, a Director and the Chief Financial Officer of the Company, received in 1998 and 1997 fees totaling $64,985 and $9,900, respectively, in return for consulting services.

         In addition, Mr. Mousasticoshvily, the sole member of the Board of Directors of MBL, received in 1998 and 1997 fees totaling $125,000 and $167,000, respectively, for geological and general consulting services.

         Following the consummation of the Minmet Transaction, the Company paid certain creditors with Minmet Shares that were part of the Option Shares received by the Company in the Minmet Transactions, including certain affiliates of the Company in addition to the Minmet Shares transferred to Zalcany Limited, Williams and Robert P. Jeffcock, as described above. For this purpose the Minmet Shares were valued at $0.09 per share. The following affiliates also received Minmet Shares in satisfaction of obligations owed to them by the Company and/or
MBL: L. Clark Arnold, Vice President-Exploration (70,000 shares); Igor Mousasticoshvily (800,000 shares) and Robert A. Pearce, Director and Chief Financial Officer (500,000 shares).

         On December 23, 1997, the Company completed a private placement of an aggregate of 400,000 shares (the "Investor Shares") of Company Common Stock to three of its existing stockholders at a purchase price of $.75 per share of Company Common Stock. Williams, Zalcany, and Mustardseed Estates Limited received 68,000, 292,000 and 40,000 shares of Company Common Stock, respectively. Zalcany and Mustardseed Estates are affiliated with Williams. See "Security Ownership of Certain Beneficial Owners and Management." Along with each share of Company Common Stock sold in the private placement, the Company granted to the holder thereof a warrant (the "Investor Warrants") to purchase one share of Company Common Stock at an exercise price of $1.50. The Investor Warrants will be exercisable until January 1, 2000. The proceeds of the private placement was used for the Company's working capital purposes.

         On September 27, 1997, the Company granted options to purchase, in the aggregate, 100,000 shares of Company Common Stock to two separate individuals in their capacities as employees of the Company. The options allowed each individual to purchase 50,000 shares of Company Common Stock at an exercise price of $1.00.

                  (1) The first block of options, allowing the grantee to purchase 50,000 shares of Company Common Stock, was granted to David Carmichael. Mr. Carmichael serves as the General Manager for MBL. These options would vest in increments of 17,000, 17,000 and 16,000. The initial grant of options to purchase 17,000 shares vested on the date of grant, the second grant of options vested on April 1, 1998 and the final grant of options will vest on April 1, 1999. Mr. Carmichael must be employed with the Company on April 1, 1999, to receive his final grant of dates.

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

3.2(1) Bylaws of Toucan Gold Corporation (Exhibit 3.2).

10.1(4) Option Agreement, dated September 27, 1997, by and between the Company and David Carmichael (Exhibit 10.1).

10.2(4) Option Agreement, dated September 27, 1997, by and between the Company and L. Clark Arnold (Exhibit 10.2).

10.3(4) Option Agreement, dated February 2, 1998, by and between the Company and
        Robert P. Jeffcock (Exhibit 10.3).

10.4(4) Option Agreement, dated February 2, 1998, by and between the Company and
        Robert A. Pearce (Exhibit 10.4).

10.5(2) Warrant Agreements, dated as of December 31, 1997, by and between the Company and Roy G. Williams, Zalcany Limited and Mustardseed Estates Ltd.(Exhibit 10.1)

10.6(2) Warrant Agreement dated as of December 31, 1997, by and between the Company and Igor Mousasticoshvily (Exhibit 10.2)

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

10.13 Agreement  with  Yorkton   Securities,   Inc.,   dated  October  17,  1996
      (incorporated by reference from the Current Report on Form 8-K, dated October 21, 1996, Exhibit 10).

10.14 Amendment to the Agreement with Yorkton Securities, Inc., dated October 23, 1996 (incorporated by reference from the Current Report on Form 8-K, dated October 29, 1996, Exhibit 10.2).

10.15(5) Agreement for the sale and purchase of the whole of the issued share capital of Anagram Limited, dated December 3, 1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Minmet Plc (Exhibit 10.1).

10.16(5)  Supplemental  Agreement,  dated  December 3, 1998 among Toucan  Mining
     Limited, Toucan Gold Corporation, Inc. and Minmet Plc (Exhibit 10.2).

10.17(5) Option Agreement  Regarding  Mineradora De Bauxita Ltda, dated December
     3, 1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited (Exhibit 10.3).

10.18(5) Agreement for the purchase of the whole of the issued share capital of Mineradora de Bauxita Ltda, dated December 3, 1998 among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited (Exhibit 10.4).

10.19(5) Form of Minmet Plc Warrant Instrument (Exhibit 10.5).

21*  Subsidiaries of the Company.

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

(4) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

(5) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Current Report on Form 8-K, filed January 5, 1999, filed by the Company with the Securities and Exchange Commission.

(b)  Reports on Form 8-K

         The Company filed no reports on Form 8-K during the last quarter of the Company's fiscal year ended December 31, 1998. The Company did, however, file a Current Report on Form 8-K, dated January 5, 1999, describing the Minmet Transactions.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                  Toucan Gold Corporation
                                  (Registrant)


Date: March  31, 1999             By:      /s/ Robert P. Jeffcock
                                          -----------------------------------
                                          Robert P. Jeffcock, President and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




            SIGNATURE                                OFFICE                                 DATE
          ------------                            ------------                            --------



/s/ Robert P. Jeffcock               President, Chief Executive Officer and             March 31, 1999
------------------------------------ Chairman of the Board of Directors (Principal
Robert P. Jeffcock                   Executive Officer)

/s/ L. Clark Arnold                  Director and Executive Vice President-             March 29, 1999
------------------------------------ Exploration
L. Clark Arnold

/s/ Don Box                          Director and Assistant Secretary                   March 30, 1999
------------------------------------
Don Box

/s/ Robert A. Pearce                 Director and Chief Financial Officer               March 31, 1999
------------------------------------ (Principal Financial Officer and Chief
Robert A. Pearce                     Accounting Officer)



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

3.2(1) Bylaws of Toucan Gold Corporation (Exhibit 3.2).

10.1(4) Option Agreement, dated September 27, 1997, by and between the Company and David Carmichael (Exhibit 10.1).

10.2(4) Option Agreement, dated September 27, 1997, by and between the Company and L. Clark Arnold (Exhibit 10.2).

10.3(4) Option Agreement, dated February 2, 1998, by and between the Company and
     Robert P. Jeffcock (Exhibit 10.3).

10.4(4) Option Agreement, dated February 2, 1998, by and between the Company and
     Robert A. Pearce (Exhibit 10.4).

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

10.8(1) Warrant  Agreement,  dated July 29,  1996,  by and  between  Toucan Gold
     Corporation and R. Haydn Silleck (Exhibit 10.1).

10.9(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan  Gold
     Corporation and John B. Marvin (Exhibit 10.2).

10.10(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan Gold
     Corporation and Peter S. Daley (Exhibit 10.3).

10.11(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan Gold
     Corporation and Jay Lutsky (Exhibit 10.4).



                                    Index - 1

10.12Indemnification  Agreement,  dated May 10,  1996,  by and  between R. Haydn
     Silleck, John B. Marvin, Peter S. Daley, Jay Lutsky, Starlight Acquisitions, Inc. and Toucan Mining Limited (incorporated by reference from the Current Report on Form 8-K dated May 13, 1996, Exhibit 10.2).

10.13Agreement   with  Yorkton   Securities,   Inc.,   dated  October  17,  1996
     (incorporated by reference from the Current Report on Form 8-K, dated October 21, 1996, Exhibit 10).

10.14Amendment to the Agreement  with Yorkton  Securities,  Inc.,  dated October
     23, 1996 (incorporated by reference from the Current Report on Form 8-K, dated October 29, 1996, Exhibit 10.2).

10.15(5) Agreement for the sale and purchase of the whole of the issued share capital of Anagram Limited, dated December 3, 1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Minmet Plc (Exhibit 10.1).

10.16(5)  Supplemental  Agreement,  dated  December 3, 1998 among Toucan  Mining
     Limited, Toucan Gold Corporation, Inc. and Minmet Plc (Exhibit 10.2).

10.17(5) Option Agreement  Regarding  Mineradora De Bauxita Ltda, dated December
     3, 1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited (Exhibit 10.3).

10.18(5) Agreement for the purchase of the whole of the issued share capital of Mineradora de Bauxita Ltda, dated December 3, 1998 among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited (Exhibit 10.4).

10.19(5) Form of Minmet Plc Warrant Instrument (Exhibit 10.5).

21*  Subsidiaries of the Company.

27*  Financial Data Schedule.

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

(4) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1997, filed by the Company with the Securities and Exchange Commission.

(5) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Current Report on Form 8-K, filed January 5, 1999, filed by the Company with the Securities and Exchange Commission.






                                    Index - 2