Form 10QSB
period 1999-03-31
TOUCAN GOLD CORP
filed 1999-05-17
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

For Quarter Ended March 31, 1999                    Commission File No. 33-28562

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

As of May 14, 1999, there were 8,027,933 shares of the common stock, $.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO        X
     ---                   ---


                                              TOUCAN GOLD CORPORATION

                                                  March 31, 1999

                                                       INDEX




PART I.           FINANCIAL INFORMATION                                                                   Page No.
                                                                                                          --------

         Item 1.  Financial Statements
         ------
                  Consolidated Balance Sheets as of March 31, 1999  and December 31, 1998 (unaudited)...........F-1

                  Consolidated Statements of Operations for the three months ended March 31, 1999, 1998 and for the period beginning November 3, 1995 and ending on March 31, 1999 (unaudited)........F-2

                  Consolidated Statement of Stockholders' Equity for the three months ended March 31, 1999 and the year ended December 31, 1998 (unaudited)..............................................F-3

                  Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998
                  (unaudited)...................................................................................F-4

                  Notes to Consolidated Financial Statements (unaudited)........................................F-5

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         ------   Results of Operations...........................................................................3

PART II.          OTHER INFORMATION...............................................................................7

         Item 1.  Legal Proceedings...............................................................................7
         ------

         Item 2.  Changes in Securities and Use of Proceeds.......................................................7
         ------

         Item 3.  Defaults Upon Senior Securities.................................................................7
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders.............................................7
         ------

         Item 5.  Other Information...............................................................................7
         ------

         Item 6.  Exhibits and Reports on Form 8-K................................................................7
         ------

SIGNATURES........................................................................................................9

                                              Toucan Gold Corporation

                                            CONSOLIDATED BALANCE SHEETS
                                                    (unaudited)




                                                                                      March 31,        December 31,
                  ASSETS                                                                  1999            1998
                                                                                     -------------- ------------------
Cash                                                                                 $      14,439     $     83,973

Receivables and other assets                                                               133,156           47,844
                                                                                      ------------     ------------

                  Total current assets                                                     147,595          131,817

Mineral rights                                                                           2,589,869        2,559,869
                                                                                      ------------     ------------

                                                                                      $  2.737,464     $  2,691,686
                                                                                      ============     ============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                                    $     24,476               --

Accrued expenses and other liabilities                                                     201,454          100,436
                                                                                      ------------     ------------

       Total current liabilities                                                           225,930          100,436

Stockholders' equity
    Preferred stock, par value .01 per share; authorized, 2,000,000
       shares; issued and outstanding, none                                                      -                -
    Common stock, $.01 par value per share; authorized 30,000,000
       shares; issued and outstanding, 8,237,933 shares                                     82,379           82,379
    Additional paid-in capital                                                           4,526,226        4,526,226
    Deficit accumulated during the development stage                                    (2,097,071)      (2,017,355)
                                                                                      ------------     ------------

                  Total stockholders' equity                                             2,511,534        2,591,250
                                                                                      ------------     ------------

                                                                                      $  2,737,464     $  2,691,686
                                                                                      ============     ============


        The accompanying notes are an integral part of these statements.


                                              Toucan Gold Corporation

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                       For the three months ended March 31,
                                                    (unaudited)


                                                                                                       For the period
                                                                                                      November 3, 1995
                                                                                                        (commencement
                                                                                                        of operations)
                                                                                                           through
                                                                       1999         1998                March 31,1999
                                                                     --------     --------            -----------------
Cost and expenses
    Legal and professional fees                                 $      39,005    $   32,361              $   651,215
    Consulting fees                                                    34,093        59,343                  510,366
    Claims abandoned                                                        -             -                  435,420
    Travel costs                                                        7,531         3,697                  261,420
    Stockholder Relations                                                 360        21,369                  156,394
    Other                                                               4,346        22,117                   86,781
                                                                -------------    ----------              -----------

                  Total cost and expenses                              85,335       138,887                2,101,596

Other income
    Interest income                                                         -        (1,854)                 (78,716)
    Interest expense                                                        -             -                  (74,191)
    Miscellaneous                                                      (5,619)            -                        -
                                                                -------------    ----------              -----------

                  Total other income                                   (5,619)       (1,854)                 (41,525)
                                                                -------------    ----------              -----------

                  Net loss                                      $      79,716    $  137,033              $ 2,097,071
                                                                =============    ==========              ===========

Loss per share - basic and diluted                              $    .01         $   .02
                                                                ========         =======

Weighted average shares outstanding                                 8,237,933     8,039,933
                                                                =============    ==========

        The accompanying notes are an integral part of these statements.


                                              Toucan Gold Corporation

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      For the six months ended March 31, 1999
                                       and the year ended December 31, 1998
                                                    (unaudited)


                                                                                          Deficit
                                                                                        accumulated
                                                     Common stock        Additional       during
                                                 -------------------       paid-in      development
                                                 Shares       Amount       capital         stage           Total
                                                 ------       ------     ----------     -----------      ---------

Balance at January 1, 1998                     8,039,933    $ 80,399       $4,488,606   $ (1,159,053)    $3,409,952

Issuance of common stock                         198,000       1,980           37,620              -         39,600

Net loss                                               -           -                -       (858,302)      (858,302)
                                               ---------    --------       ----------   ------------     ----------

Balance at December 31, 1998                   8,237,933      82,379        4,526,226     (2,017,355)     2,591,250

Net loss                                               -           -                -        (79,716)       (79,716)
                                               ---------    --------       ----------   ------------     ----------

Balance at March 31, 1999                      8,237,933    $ 82,379       $4,526,226   $ (2,097.071)    $2,511,534
                                               =========    ========       ==========   ============     ==========




        The accompanying notes are an integral part of these statements.


                                              Toucan Gold Corporation

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the six months ended March 31,
                                                    (unaudited)

                                                                                                    For the period
                                                                                                   November 3, 1995
                                                                                                    (commencement
                                                                                                    of operations)
                                                                                                       through
                                                                      1999           1998           March 31, 1999
                                                                     ------         ------         ----------------
Operating activities
    Net loss                                                      $ (79,716)    $ (137,033)        $ (2,097,071)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities
          Claims abandoned                                                -              -             (435,420)
    Net changes in operating assets and liabilities
       Prepaid expenses                                             (96,979)           296             (132,623)
       Accrued expenses and other liabilities                       112,685        (80,273)             531,805
                                                                  ---------     ----------         ------------

                  Net cash used in operating activities           $ (64,010)    $ (217,010)        $ (1,262,469)

Investing activities
    Acquisition of mineral rights                                   (30,000)      (281,536)          (3,542,643)
    Sale of option                                                        -              -             (275,000)
                                                                  ---------     ----------         ------------

                  Net cash used in investing activities           $ (30,000)    $ (281,536)        $ (3,267,643)

Financing activities
    Net borrowings from related parties                              24,476         37,084              311,546
    Issuance of common stock, net of expenses                             -              -            4,133,005
    Proceeds from merger with Starlight Acquisitions, Inc.                -              -              100,000
                                                                  ---------     ----------         ------------

                  Net cash provided by financing activities          24,476         37,084            4,544,551
                                                                  ---------     ----------         ------------

                  Net increase (decrease) in cash                   (69,534)      (461,462)              14,439

Cash at beginning of period                                          83,973        504,795                    -
                                                                  ---------     ----------         ------------

Cash at end of period                                             $  14,439     $   43,333         $     14,439
                                                                  =========     ==========         ============



        The accompanying notes are an integral part of these statements.

                             Toucan Gold Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999
                                   (unaudited)



NOTE A - BASIS OF PRESENTATION

    Organization

          The consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of March 31, 1999, and the consolidated results of operations for the three (3) months ended March 1999 and 1998, and the consolidated cash flows for the three (3) months ended March 31, 1999 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's 1998 Annual Report on Form 10-KSB.


NOTE B - COMMITMENT

          Under an agreement with a Brazilian individual, the Company is committed to acquire priority claims upon clearance of title by the Departamento Nacional De Produca Mineral ("DNPM"), the Brazilian governmental agency responsible for regulating mineral rights. A dispute has arisen between the parties as to the amount to be paid for the additional claims. However, the parties have reached a tentative settlement agreement that provides for the issuance of 40,000 shares of common stock and cash payments totaling $170,000 by the Company, and delivery and documentation of at least eight priority claims by the individual. Of the cash payments to be made by the Company, $120,000 would not be due until delivery of the claims.

          The tentative settlement would also provide for the delivery by the Company to the individual of 210,000 shares of common stock. These shares have been reflected as outstanding in the financial statements since December 31, 1997, pursuant to what the Company believed was an obligation pursuant to the acquisition of claims from this individual in 1997.

          This tentative settlement agreement is subject to the execution by the parties of a definitive settlement agreement, and there can be no assurance that such definitive settlement agreement will ultimately be entered into by the parties.

          Management has reported that the DNPM transfer documentation issues relating to the thirteen (13) claims (of the original sixteen (16) claims, one was defective and two were abandoned by the Company) discussed in the Company's 1998 Annual Report on Form 10-K have been resolved and that all of the claims have been certified by the DNPM, with good, clean and transferrable title and such claims have been published in the Brazilian Government Gazette.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Generally

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

         Effective May 10, 1996, Toucan Mining Limited, an exploration stage company incorporated on November 3, 1995 under the laws of the Isle of Man (British Isles) ("Toucan Mining"), became a wholly owned subsidiary of Starlight when Starlight acquired all of the outstanding capital stock of Toucan Mining in exchange for 4,534,999 shares of Starlight Common Stock (the "Share Exchange), pursuant to a Share Exchange Agreement (the "Share Exchange Agreement"). As a result of the Share Exchange, a change in control of Starlight occurred, whereby Toucan Mining is deemed to have acquired Starlight.

         Toucan Mining is a development stage company that conducts its operations primarily through its wholly-owned subsidiary, Mineradora de Bauxita Ltda. ("MBL"), which is an authorized mining company organized under the laws of Brazil. From its inception until November of 1998, MBL was financed entirely by the Company. The Company sought to capitalize MBL for the purpose of conducting mineral exploration, specifically gold exploration. However, pursuant to the Minmet Transaction (as defined below), MBL has received additional capital infusions from Minmet for the same purposes.

         The Minmet Transactions

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

         During 1998, the Company transferred 7.1 million Option Shares to creditors, including certain affiliates, to extinguish $641,300 of obligations. Toucan Mining is restricted from selling or distributing the remaining Option Shares during the term of the MBL Option and for two (2) months thereafter without the consent of Minmet, provided, however, that such two-month hold period does not apply if the MBL Option is exercised prior to June 30, 1999.

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

         Pursuant to the terms and conditions of the Transaction Documents (as defined below), from November 1, 1998 to the expiration of the MBL Option, Minmet is obligated: (i) to conduct detailed ground and airborne geophysical surveys of MBL's claims and additional geological mapping (the "Exploration Plan"), (ii) to prepare and complete all appropriate plans, logs and records of the Exploration Plan, (iii) to spend a minimum of $500,000 on the Exploration Plan, or, if the Exploration Plan expenses do not exceed $500,000, pay to the Company the difference between $500,000 and the Exploration Plan expenses, and
(iv) to cover all of MBL's reasonable overhead and costs not related to the Exploration Plan. MBL will have the benefit of these obligations even if the MBL Option is not exercised.

         In addition, the Company granted an option (the "Loan Option") to Minmet to acquire from the Company the benefit of the loans that it has made to MBL in the approximate principal amount of $975,000. The Company received the sum of $275,000 solely for the Company granting the Loan Option. The Loan Option expires on June 30, 1999, subject to earlier termination under certain circumstances. If the Loan Option is exercised, Minmet will pay to the Company the further sum of $250,000 and will issue to the Company warrants (the "Warrants") to subscribe for a further 7.7 million Ordinary Shares (the "Warrant Shares") of Minmet at an exercise price of (pound)0.08p per share.

         The grant of the MBL Option and Loan Options to Minmet was accomplished through the sale of all of the issued share capital of Anagram Limited, a newly formed, wholly-owned subsidiary of Toucan Mining and a private limited company incorporated under the laws of the Isle of Man ("Anagram") pursuant to an agreement dated December 3, 1998 among the Company, Toucan Mining and Minmet (the "Purchase Agreement"). Through the purchase of Anagram by Minmet and the assumption by Minmet of that certain Option Agreement among the Company, MBL and Anagram dated December 3, 1998 (the "Option Agreement") and that certain Supplemental Agreement dated December 3, 1998 among the Company, MBL, Anagram and Minmet (the "Supplemental Agreement," and collectively with the Purchase Agreement and the Option Agreement, the "Transaction Documents"), Minmet obtained the MBL Option and the Loan Option and incurred the obligations detailed above.

         In the event that Minmet exercises the MBL Option, the Company will likely cease to have any rights to any Brazilian claims, other than the potential rights to eight (8) claims offered for delivery by Joseph J. Haraoui (the "Seller") pursuant to an agreement in principle described below. Therefore, upon exercise of the Minmet Option, it is likely that the Company will at such time, cease doing business in Brazil and discontinue all of its mining operations.

         While the Transaction Documents may permit the Company to distribute the Option Shares, the Completion Shares, the Warrants, and the Warrant Shares (collectively, the "Minmet Securities") to stockholders of the Company, subject to certain limitations, the Board of Directors of the Company, in approving the various agreements with Minmet, has determined for securities law reasons that no Minmet Securities will be distributed to stockholders of the Company as a dividend or in any similar distribution. Accordingly, the Board of Directors of the Company has no present intention of distributing any of the Minmet Securities to stockholders of the Company as a dividend or in any similar distribution, and no such distribution can be made to stockholders of the Company unless with the unanimous consent of the Board based on an opinion of counsel that such distribution will not require registration under the Securities Act of 1933, as amended (the "Securities Act"), of the issuance of the Minmet Securities to Toucan Mining or the Company or such distribution. Consequently, depending on the amount and nature of other assets owned by the Company at relevant times, the Company may need to acquire non-securities assets or sell or otherwise dispose of the Minmet Securities in order to avoid being deemed to be an investment company under the Investment Company act of 1940, as amended.

         The consolidated financial statements for the fiscal year ended March 31, 1999, reflect the results of Toucan's operations, which consisted primarily of the Minmet Transactions and the maintenance of Toucan Mining and MBL's various claims and purchase of new claims which were capitalized in the financial statements. Legal, accounting, investor relations, consulting travel, subsistence expenses and other general administrative costs were expensed.

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

         Exploration and Analysis Programs

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

         During the term of the MBL Option, Minmet will conduct, fund and control the gold exploration program with respect to the Company's claims in the Cuiaba Basin. During the term of the Minmet Option, the Company and MBL are entitled to be kept informed of the progress and status of this exploration program but will not have any decision-making authority with respect thereto.

         The Company has been advised by Minmet that it has completed 36,000 line kilometers of airborne magnetic and radiometric surveying, which included an aerial survey (the "Airborne Survey") of certain regions in the Cuiaba Basin. The Company has been further advised by Minmet that it has conducted geochemical orientation surveys on several chosen nugget patches using the new Mobile Metal Ion geochemistry orientation technology ("MMI technology"). MMI technology is considered to be cutting edge geochemical technology, is a recent Australian development, and is proving to be a very useful tool in mineral exploration. The results of the Airborne Survey and the MMI techology will help Minmet and the Company to prioritize the mineral targets so that any exploration efforts will be directed at those targets with the highest mineral potential.

         In connection with this gold exploration program, Minmet has issued several press releases describing the status of this exploration program. These press releases may be reviewed in their entirety at http://www.minesite.com. Neither the Company nor MBL participated in the preparation or review of these press releases, and neither the Company nor MBL has independently verified the accuracy of these press releases.

         Management believes that with funds provided in connection with the Minmet Transactions, the Company will have sufficient funds to meet its obligations through the end of the MBL Option period, June 30, 1999, except as set forth below.

         Additional Claims

         In September 1996, the Company entered into an agreement with the Seller to acquire twenty-five (25) additional priority claims in the Cuiaba Basin (the "Claims Agreement"). Pursuant to the terms of the Claims Agreement, as the Company understood it, the Company was to make an initial payment to the Seller in the amount of $500,000. The Claims Agreement provided that the Seller would receive $36,000 in cash for each claim (a "Certified Claim") that was certified by the Departamento Nacional De Produca Mineral ("DNPM") as held by the Seller with priority, having good, clean and transferrable title. As of the date of this Quarterly Report on Form 10- KSB (the "Annual Report"), the Company has paid to the Seller the initial cash payment of $500,000, as contemplated by the Claims Agreement, and an additional payment of $576,000 in cash as payment for sixteen (16) claims that the Company believed at the time of the transfer of such claims to the Company to be Certified Claims. The Seller, however, disagreed with the Company with respect to certain terms and conditions of the Claims Agreement.

         The Company and the Seller have reached an agreement in principle to settle any disputes with the Company relating to the Claims Agreement. This tentative settlement agreement contains the following provisions: (i) the Company will issue to the Seller an aggregate of 250,000 shares of Company Common Stock, 210,000 shares of which had been previously authorized for issuance by the Company but not issued to the Seller pending a resolution of the dispute between the Company and the Seller, (ii) the Company will pay a $50,000 cash payment to the Seller on the date a definitive settlement agreement is entered into, (iii) the Company will pay to the Seller an additional cash payment of $120,000 to the Seller upon the delivery by the Seller to the Company of eight (8) claims certified by the DNPM, with priority, having good, clean and transferable title and published by the Brazilian authorities in the Government Gazette. As a term to the agreement in principle, the Company will not be obligated to make the cash payment of $120,000 unless all eight (8) claims are delivered to the Company on or before June 30, 2000. This tentative settlement agreement is subject to the execution by the parties of a definitive settlement agreement, and there can be no assurance that such definitive settlement agreement will ultimately be entered into by the parties.

         Additionally, as reported in the Company's Annual Report on Form 10-KSB for the period ended December 31, 1998, of the sixteen (16) claims transferred by the Seller to the Company, one (1) claim was determined by the DNPM to have a defective title and two (2) other claims were dropped from the Company's roster of claims. It was further reported that the remaining thirteen (13) claims had not been certified by the DNPM at that time. However, as of the date of this Quarterly Report on Form 10-QSB, the DNPM has certified these claims as having good, clean and transferrable title and such claims have been published in the Brazilian Government Gazette.

         As noted above, in the event that Minmet exercises the Minmet Option, the Company will likely cease to have any rights to any Brazilian claims, other than the rights to the eight (8) discussed above. Therefore, upon the exercise of the Minmet Option, it is likely that the Company will cease its mining operations in Brazil altogether and will no longer be a participant in the mining industry. As a result of exercising the Minmet Option and the Loan Option, the Company will receive the Completion Shares, the Warrants and $250,000 in cash. The Company believes that it will have sufficient cash proceeds from the exercise of the Minmet Option and the Loan Option to pay the Seller with respect to any settlement agreement ultimately entered into with the Seller.

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

         The program to fully explore and develop its claim area will take several years. The costs associated with continuing the Company's operations could rise if, among other things, the weather proves untypically harsh, unforeseen ground conditions are encountered, equipment becomes difficult to source, the availability of drilling operators becoming increasingly scarce and their rates increasing accordingly, or negotiations with surface owners become prolonged. MBL may spend more or less on claim acquisitions than currently estimated. There can be no assurance that the exploration program will result in the discovery of economic gold mineralization. The Company's financial statements have been prepared assuming that the Company will continue as a going concern. Furthermore, the recoverability of the cost of mineral rights is dependent on the Company's ability to continue exploration, establish the existence of economically recoverable reserves, develop these reserves, and achieve profitable production or obtain sufficient proceeds from the disposition of the rights. The Company's financial statements do not include any adjustments that might result from the outcome of these uncertainties. The matters discussed herein contain forward- looking statements that involve certain risks, uncertainties and additional costs detailed herein. The actual results that are achieved may differ materially from any forward-looking projections, due to such risks, uncertainties and additional costs.

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


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         (a)      None

         (b)      None

         (c)      None

         (d)      None

Item 3.  Default Upon Senior Securities.

         None
                                        7

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         The Company and the Seller have reached an agreement in principle to settle any disputes with the Company relating to the Claims Agreement. This tentative settlement agreement contains the following provisions: (i) the Company will issue to the Seller an aggregate of 250,000 shares of Company Common Stock, 210,000 shares of which had been previously authorized for issuance by the Company but not issued to the Seller pending a resolution of the dispute between the Company and the Seller, (ii) the Company will pay a $50,000 cash payment to the Seller on the date a definitive settlement agreement is entered into, (iii) the Company will pay to the Seller an additional cash payment of $120,000 to the Seller upon the delivery by the Seller to the Company of eight (8) claims certified by the DNPM, with priority, having good, clean and transferable title and published by the Brazilian authorities in the Government Gazette. As a term to the agreement in principle, the Company will not be obligated to make the cash payment of $120,000 unless all eight (8) claims are delivered to the Company on or before June 30, 2000. This tentative settlement agreement is subject to the execution by the parties of a definitive settlement agreement, and there can be no assurance that such definitive settlement agreement will ultimately be entered into by the parties.


Item 6.  Exhibits and Reports on Form 8-K.

                                    EXHIBITS

The  following  exhibit is furnished in  accordance  with Item 601 of Regulation
S-B.

27*      Financial Data Schedule


------------------

*        filed herewith

Form 8-K: The Company filed with the Securities and Exchange Commission a Current Report on Form 8- K, dated January 5, 1999, describing the Minmet Transactions.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TOUCAN GOLD CORPORATION
                               (Registrant)



Date:    May 17, 1999          By:        /s/ Robert P. Jeffcock
                                         ---------------------------------------
                                         Robert P. Jeffcock, President and Chief
                                         Executive Office (Principal Executive
                                         Officer)


Date:    May 17, 1999          By:        /s/ Robert A. Pearce
                                         ---------------------------------------
                                         Robert A. Pearce, Chief Financial
                                         Officer (Principal Financial Officer
                                         and Chief Accounting Officer)