Form 10QSB
period 1999-06-30
TOUCAN GOLD CORP
filed 1999-08-19
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

FOR QUARTER ENDED JUNE 30, 1999                     COMMISSION FILE NO. 33-28562

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

As of August 18, 1999, there were 13,765,808 shares of the common stock, $.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO        X
          ---              ---


                                       TOUCAN GOLD CORPORATION

                                            June 30, 1999

                                                INDEX




PART I.           FINANCIAL INFORMATION                                                                   Page No.
                                                                                                          --------

         Item 1.  Financial Statements
         ------
                  Consolidated Balance Sheets as of June 30, 1999 (unaudited)  and  December 31, 1998...........F-1

                  Consolidated Statements of Operations for the three months ended June 30, 1999 and
                  1998 (unaudited)..............................................................................F-2

                  Consolidated Statements of Operations for the six months ended June 30, 1999 and
                  1998..........................................................................................F-3

                  Consolidated Statement of Stockholders' Equity for the six months ended June 30, 1999 and the year ended December 31, 1998 (unaudited)..............................................F-4

                  Consolidated Statements of Cash Flows for the six  months ended June 30, 1999 and 1998
                  (unaudited)...................................................................................F-5

                  Notes to Consolidated Financial Statements (unaudited)........................................F-6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
         ------     Results of Operations.........................................................................1

PART II.          OTHER INFORMATION...............................................................................3

         Item 1.  Legal Proceedings...............................................................................3
         ------

         Item 2.  Changes in Securities and Use of Proceeds.......................................................3
         ------

         Item 3.  Defaults Upon Senior Securities.................................................................4
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders.............................................4
         ------

         Item 5.  Other Information...............................................................................4
         ------

         Item 6.  Exhibits and Reports on Form 8-K...............................................................15
         ------

SIGNATURES



                                              TOUCAN GOLD CORPORATION

                                            CONSOLIDATED BALANCE SHEETS


         ASSETS                                                        June 30, 1999    December 31, 1998
                                                                       -------------    -----------------
                                                                         (unaudited)
Cash                                                                   $        711         $    83,973

Receivables and other assets                                              1,024,200              47,844
                                                                       ------------         -----------

         Total current assets                                             1,024,911             131,817

Noncurrent receivable                                                       718,900               -

Investment in subsidiary                                                  1,707,398               -

Mineral rights                                                                 -              2,559,869
                                                                       ------------         -----------

                                                                       $  3,451,209         $ 2,691,686
                                                                       ============         ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                     $     70,000         $     -

Accrued expenses and other liabilities                                      149,207             100,436
                                                                       ------------         -----------

                  Total current liabilities                                 219,207             100,436

Stockholders' equity
         Preferred stock, par value  $.01 per share; authorized,
                  2,000,000 shares; issued and outstanding, none               -                  -
         Common stock, $.01 par value per share; authorized
                  30,000,000 shares; issued and outstanding,
                  9,085,433 shares in 1999 and 8,237,933
                  shares in 1998                                             90,854              82,379
         Additional paid-in capital                                       4,687,251           4,526,226
         Accumulated deficit                                             (1,546,103)         (2,017,355)
                                                                       ------------         -----------

                  Total stockholders' equity                              3,232,002           2,591,250
                                                                       ------------         -----------

                                                                        $ 3,451,209         $ 2,691,686
                                                                        ===========         ===========



        The accompanying notes are an integral part of these statements.



                             TOUCAN GOLD CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       For the three months ended June 30,
                                   (unaudited)



                                                                               1999                1998
                                                                          ------------        ----------
Cost and expenses
    Consulting fees                                                         $  136,487        $   41,690
    Legal and professional fees                                                 89,562            43,768
    Claims abandoned                                                                -             30,500
    Travel costs                                                                 7,500               821
    Public relations                                                             2,028            16,918
    Other                                                                       13,399            16,735
                                                                            ----------        ----------

              Total cost and expenses                                          248,976           150,432

Other income (expense)
    Interest income                                                                 -                 39
    Gain on sale of subsidiary                                                 799,944                 -
    Interest expense                                                               -              (5,833)
                                                                            ----------        ----------

                  Total other income (expense)                                 799,944            (5,794)
                                                                            ----------        ----------

                  Net earnings (loss)                                       $  550,968        $ (156,226)
                                                                            ==========        ==========

Earnings (loss) per share - basic and diluted                                     $.06             $(.02)
                                                                                   ===              ====

Weighted average shares outstanding                                          8,828,702         8,039,933
                                                                            ==========        ==========




        The accompanying notes are an integral part of these statements.


                                              TOUCAN GOLD CORPORATION

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the six months ended June 30,
                                                    (unaudited)


                                                                                     1999               1998
                                                                               -----------          ----------
Cost and expenses
    Consulting fees                                                            $   170,581          $   97,545
    Legal and professional fees                                                    128,568              76,129
    Claims abandoned                                                                    -               30,500
    Travel costs                                                                    15,031               8,025
    Public relations                                                                 2,388              38,833
    Other                                                                           12,124              38,852
                                                                               -----------          ----------

                  Total cost and expenses                                          328,692             289,319

Other income (expense)
    Interest income                                                                      -               1,893
    Gain on sale of subsidiary                                                     799,944                   -
    Interest expense                                                                     -              (5,833)
                                                                               -----------          ----------

                  Total other income (expense)                                     799,944              (3,940)
                                                                               -----------          ----------

                  Net earnings (loss)                                          $   471,252          $ (293,259)
                                                                               ===========          ==========

Earnings (loss) per share - basic and diluted                                         $.06               $(.04)
                                                                                       ===                ====

Weighted average shares outstanding                                              8,533,318           8,039,933
                                                                               ===========          ==========




        The accompanying notes are an integral part of these statements.


                                                      TOUCAN GOLD CORPORATION

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                              For the six months ended June 30, 1999
                                                  (unaudited) and the year ended
                                                       December 31, 1998



                                                     Common Stock        Additional
                                               ---------------------       Paid-in      Accumulated
                                               Shares         Amount       Capital         Deficit        Total
                                               ------         ------     ----------     -----------      -------
Balance at January 1, 1998                     8,039,933     $ 80,399    $4,488,606    $(1,159,053)  $3,409,952

Issuance of common stock                         198,000        1,980        37,620              -       39,600

Net loss                                               -                          -       (858,302)    (858,302)
                                               ---------     ---------   ----------   ------------   ----------

Balance at December 31, 1998                   8,237,933       82,379     4,526,226     (2,017,355)   2,591,250

Issuance of common stock                         847,500        8,475       161,025              -      169,500

Net earnings                                           -            -             -        471,252      471,252
                                               ---------     --------    ----------   ------------   ----------


Balance at June 30, 1999 (unaudited)           9,085,433     $ 90,854    $4,687,251    $(1,546,103)  $3,232,002
                                               =========     ========    ==========    ===========   ==========





        The accompanying notes are an integral part of these statements.


                             TOUCAN GOLD CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                   (unaudited)


                                                                                            1999         1998
                                                                                        ----------  -----------
Operating activities
     Net earnings (loss)                                                                $ 471,252   $ (293,259)
     Adjustments to reconcile net earnings (loss) to net
        cash provided by (used in) operating activities
           Gain on sale of subsidiary                                                    (799,944)           -
           Issuance of common stock in payment of expenses                                169,500            -
     Net changes in operating assets and liabilities
        Receivables and other assets                                                       12,725        4,484
        Accrued expenses and other liabilities                                             71,315      295,047
                                                                                        ---------   ----------

             Net cash provided by (used in) operating activities                          (75,152)       6,272

Investing activities
     Acquisition of mineral rights                                                        (78,110)    (485,730)

Financing activities
     Net borrowings from related parties                                                   70,000            -
                                                                                        ---------   ----------

           Net decrease in cash                                                           (83,262)    (479,458)

Cash at beginning of period                                                                83,973      504,795
                                                                                        ---------   ----------

Cash at end of period                                                                   $     711   $   25,337
                                                                                        =========   ==========



         The accompanying notes are an integral part of this statement.

                             TOUCAN GOLD CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (unaudited)

NOTE A - BASIS OF PRESENTATION

    The consolidated financial statements of Toucan Gold Corporation and subsidiaries (the Company) contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of June 30, 1999, and the consolidated results of operations for the three months and six month periods ended June 30, 1999 and 1998, and the consolidated cash flows for the six months ended June 30, 1999 have been made. In addition, all such adjustments made, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

NOTE B - SALE OF MINERAL RIGHTS

    On June 30, 1999, Minmet PLC (Minmet), an Irish publicly-traded company, exercised its options to purchase (1) all of the outstanding capital stock of Mineradora de Bauxita Ltda. (MBL), a Brazilian company and a wholly-owned subsidiary, and (2) debt in the amount of $1,000,000 plus interest owed by MBL to the Company. The aggregate exercise price of the options was
    $3,400,000 consisting of 25 million Minmet ordinary shares, $250,000 in cash, and warrants to purchase 7.7 million shares of Minmet at (pound).08 per share. The closing market price of Minmet shares at June 30, 1999 was (pound).0825 per share ($.13 at the then exchange rate). For accounting purposes, the Company has valued the Minmet shares at (pound).07 ($.1106) per share, which is a discount from market because of restrictions agreed to by the Company on their sale. The warrants were valued at $385,000. A gain on the sale of $799,944 was recognized.

     At June 30, 1999, the amounts due to Toucan Gold Corporation from Minmet are reflected on the balance sheet as a receivable. A portion of the consideration due from Minmet is owed to Toucan Mining Ltd. (TML),a wholly-owned subsidiary which is no longer consolidated. See Note C. In July 1999, Minmet paid to Toucan Gold Corporation and TML the entire amount of consideration due.

                             TOUCAN GOLD CORPORATION

                                  June 30, 1999
                                   (unaudited)

NOTE C - SPIN-OFF OF SUBSIDIARY

    On July 16, 1999, the Board of Directors approved the spin-off of all of the outstanding common shares of TML to the shareholders of Toucan Gold
    Corporation. Record date for the spin-off is August 3, 1999; provided, however, that the record date will be effective only if the spin-off is effected within 60 days of the record date. Accordingly, in the balance sheet at June 30, 1999, TML has been deconsolidated and is carried on the equity method of accounting. At June 30, 1999, the assets of TML consisted of cash of $498, a receivable from Minmet of $1,656,900 and mineral rights in the amount of $50,000. The receivable represents the portion of the sale proceeds due to TML (Note B) and consists of the warrants to purchase 7.7 million Minmet shares, valued at $385,000, and 11.5 million Minmet shares valued at $1,271,900.


NOTE D - PURCHASE OF ITIS TECHNOLOGIES LIMITED (ITIS)

    On July 22, 1999, Toucan Gold Corporation acquired all of the outstanding capital stock of ITIS, a U.K. company. Consideration given was 4,680,375 common shares, which resulted in the ITIS shareholders owning 34% of the common stock of Toucan Gold Corporation. ITIS is a software development company offering business to business software to facilitate secure internet transactions.

    As a result of the sale of MBL and the spin-off of TML, Toucan Gold will have no operations, and its assets consist of only cash and receivables. The acquisition or ITIS, therefore, will be accounted for as a recapitalization of ITIS. Accordingly, financial statements of the Registrant covering periods subsequent to the ITIS acquisition will be those of ITIS, the operating company.

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

         Toucan Mining has been a development stage company, conducting its operations primarily through its wholly-owned subsidiary, Mineradora de Bauxita Ltda. ("MBL"), which is an authorized mining company organized under the laws of Brazil. From its inception until November of 1998, MBL was financed entirely by the Company. The Company sought to capitalize MBL for the purpose of conducting mineral exploration, specifically gold exploration. However, pursuant to the Minmet Transactions (as defined below), the Company has disposed of its mining operations.

         The Minmet Transactions

         On July 15, 1999, Company completed the sale of all of the share capital of Mineradora de Bauxita Ltda. ("MBL"), the Brazilian subsidiary of TML through which the Company's Brazilian exploration activities had been conducted. As reported in a Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 5, 1999 (the "January 8-K"), the Company and TML on December 4, 1998 consummated certain transactions, involving, among other things, the grant of an option (the "MBL Option") to Minmet PLC ("Minmet"), an Irish company, whose shares are quoted on the Exploration Securities Market of the Irish Stock Exchange, to purchase all of the issued share capital of MBL.

         TML, the Company's wholly-owned subsidiary that was the beneficial owner of the issued share capital of MBL at such time, granted the MBL Option to Minmet to acquire all of the issued share capital of MBL. TML received 7.5 million ordinary shares (the "Option Shares") in Minmet solely for TML granting the MBL Option. Most of the Option Shares were transferred to creditors of the Company and TML in payment of certain obligations.

         On June 30, 1999, Minmet exercised the MBL Option. The exercise of the MBL Option was consummated on July 15, 1999 and in connection therewith Minmet has acquired all of the issued share capital of MBL by issuing an additional 25 million ordinary shares (the "Completion Shares") in Minmet to TML.

         Additionally, as reported in the January 8-K, the sale and distribution of the Completion Shares are restricted without Minmet's consent as follows: TML or the Company may sell up to 3 million of the Completion Shares in each of the three six (6) month periods after the issuance thereof. Any Completion Shares not disposed of in a six (6) month period may be added to the number of Completion Shares that may be sold in later periods.

         Minmet has agreed that the Completion Shares may be placed through Minmet's brokers with Minmet's consent and that it will act reasonably in respect of all such requests by the Company or TML in connection with the sale of the Completion Shares.

         Finally, on December 4, 1998, the Company granted an option (the "Loan Option") to Minmet to acquire from the Company the benefit of the loans that it has made to MBL in the principal amount of $1 million. The Company received the sum of U.S. $275,000 solely for the Company granting the Loan Option. On June 30, 1999, Minmet exercised the Loan Option. The exercise of the Loan Option was consummated on July 15, 1999 and in connection therewith Minmet paid the Company $250,000 and issued to the Company warrants (the "Warrants") to subscribe for a further 7.7 million Ordinary Shares (the "Warrant Shares") of Minmet at an exercise price of (sterling) 0.08 pence per share.

         Following the consummation of the MBL Option and the Loan Option, TML retained the claim in the Cuiaba Basin of Brazil that has been delivered to TML pursuant to the Agreement of Settlement and Release with Joseph J. Haraoui (as described in Item 5(a) hereof) and its rights pursuant to such agreement to acquire the other six (6) claims in the Cuiaba Basin of Brazil.

         While the agreements related to the Minmet transactions may permit the Company to distribute the Option Shares, the Completion Shares, the Warrants, and the Warrant Shares (collectively, the "Minmet Securities") to stockholders of the Company, subject to certain limitations, the Board of Directors of the Company, in approving the various agreements with Minmet, has determined for securities law reasons that no Minmet Securities will be distributed to stockholders of the Company as a dividend or in any similar distribution. Accordingly, the Board of Directors of the Company has no present intention of distributing any of the Minmet Securities to stockholders of the Company as a dividend or in any similar distribution, and no such distribution can be made to stockholders of the Company unless with the unanimous consent of the Board based on an opinion of counsel that such distribution will not require registration under the Securities Act of 1933, as amended (the "Securities Act"), of the issuance of the Minmet Securities to Toucan Mining or the Company or such distribution. Consequently, depending on the amount and nature of other assets owned by the Company at relevant times, the Company may need to acquire non-securities assets or sell or otherwise dispose of the Minmet Securities in order to avoid being deemed to be an investment company under the Investment Company Act of 1940, as amended.

         The consolidated financial statements for the three and six month periods ended June 30, 1999, reflect the results of Toucan's operations, which consisted primarily of the Minmet Transactions and the maintenance of Toucan Mining and MBL's various claims and purchase of new claims which were capitalized in the financial statements. Legal, accounting, investor relations, consulting, travel, subsistence expenses and other general administrative costs were expensed.

Proposed Spin-Off of Toucan Mining Limited
------------------------------------------

         As discussed in Item 5(c) hereof, the Company's Board of Directors has approved the Spin-Off of all of the outstanding shares of Toucan Mining to stockholders of record on August 3, 1999, subject to the satisfaction of certain conditions. As discussed in Note C to the financial statements, the assets of Toucan Mining consist principally of certain of the proceeds of the Minmet transaction that were allocated to Toucan Mining.

Acquisition of ITIS Technologies Limited
----------------------------------------

         As discussed in Item 5(d) hereof, on July 22, 1999, the Company acquired all of the issued and outstanding capital stock of ITIS Technologies Limited, a company organized under the laws of the United Kingdom ("ITIS"), in exchange for 4,680,375 shares of the Company's common stock. The share exchange resulted in the ITIS shareholders owning 34% of the issued and outstanding shares of Common Stock of the Company. ITIS is a software development company offering business to business software to facilitate secure transactions.

         As a result of the sell of MBL and the Spin-Off of Toucan Mining, the Company will have no operations, and its assets consist of only cash and receivables. The acquisition of ITIS, therefore, will be accounted for as a recapitalization of ITIS. Accordingly, financial statements of the Company included in future filings will be those of ITIS, the operating company.

         Certain of the information contained in this Quarterly Report on Form 10-QSB constitutes forward looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, that involves certain risks, uncertainties and additional costs described in this Quarterly Report on Form 10-QSB. The actual results that are achieved may differ materially from any forward looking projections, due to such risks, uncertainties and additional costs. Although the Company believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by reference to such risks, uncertainties and additional costs.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a)      None

         (b)      None

         (c) During the period covered by this Report and subsequent thereto, the Company issued, or approved the issuance, of the following securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

                  (i) On April 27, 1999, the Board of Directors, in recognition of such person's contributions to the Company, agreed to amend each of such person's stock option agreements or warrant agreements, respectively, to extend the exercise dates of such agreements to January 1, 2001.

                                                        Number of Shares Subject
Name                                                     to Options or Warrants
----                                                    ------------------------
Robert P. Jeffcock                                              200,000
Robert A. Pearce                                                 50,000
Roy G. Williams (including affiliated entities)                 400,000
L. Clark Arnold                                                  50,000
Igor Mousasticoshvily                                           133,333
David Carmichael                                                 50,000

Such options and warrants were granted pursuant to the exemption set forth under
Section 4(2) of the Securities Act.

                  (ii) On April 27, 1999 the Board of Directors approved the issuance of shares of common stock, par value $.10 per share (the "Common Stock"), to the following persons in lieu of paying such persons salary or fees owed to such persons. Such shares of Common Stock were valued for such purpose at $.20 per share, the price of shares of Common Stock on the Nasdaq OTC Bulletin Board as of April 27, 1999:


Name                                                           Number of Shares
----                                                           ----------------
Robert P. Jeffcock                                                 250,000
Robert A. Pearce                                                   187,500
Don Box                                                             20,000
Igor Mousasticoshvily                                               50,000
Roy G. Williams                                                    300,000

Such shares were issued pursuant to Section 4(2) of the Securities Act. The issuance to Roy G. Williams is also discussed under Item 5 hereof.

                  (iii) On June 9, 1999 the Company entered into an Agreement of Settlement and Release (the "Settlement Agreement") with Joseph J. Haraoui and related parties ("Haraoui") to resolve certain disputes relating to the agreement (the "Claim Agreement") reached in 1996 with Haraoui with respect to the acquisition of up to twenty-five (25) specified claims (the "Claims") in the Cuiaba Basin of Brazil. Pursuant to the terms of the Settlement Agreement, the Company issued to Haraoui an aggregate of 250,000 shares (the "Settlement Shares") of Common Stock. The Settlement Shares were issued pursuant to Section 4(2) of the Securities Act. The Settlement Agreement acknowledged that Haraoui was entitled to receive 210,000 shares (the "Initial Shares") of the Settlement Shares pursuant to the Claims Agreement with respect to claims that had been delivered to Toucan Mining Limited, the Company's subsidiary, from time to time since 1996 and, that the holding period for purposes of Rule 144 the promulgated pursuant to the Securities Act with respect to the Initial Shares had been satisfied. See also Item 5 hereof.

                  (iv) On July 22, 1999, the Company acquired ITIS Technologies Limited ("ITIS") in exchange for the Company's agreement to issue an aggregate of 4,680,375 shares (the "Consideration Shares") of Common Stock to the shareholders (the "ITIS Shareholders") of ITIS. See also Item 5 hereof. The Consideration Shares were issued pursuant to Section 4(2) of the Securities Act.

         (d)      None

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         (a) HARAOUI CLAIMS SETTLEMENT. In September 1996, the Company entered into an agreement (the "Claims Agreement") to acquire from Joseph J. Haraoui twenty-five (25) priority claims (the "Claims") in the Cuiaba Basin of Brazil. Subsequently, there was a dispute between the Company and Mr. Haraoui relating to the Claims and the amount and nature of the consideration that was to be paid by the Company to Mr. Haraoui in connection with the delivery of the Claims. On June 9, 1999, the Company (and related parties) seeking to resolve this dispute entered into an Agreement of Settlement and Release (the "Agreement") with Mr. Haraoui and related parties (collectively "Haraoui") to settle all disputes between the Company and Haraoui relating to the Claims.

         Pursuant to the terms of the Agreement, Haraoui released the Company and certain related parties, including the officers and directors of the Company and MBL, from all claims or liabilities relating to the Claims. The Company delivered to Haraoui an aggregate of 250,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). In addition, Toucan
Mining Limited, a subsidiary of the Company ("TML") paid to Haraoui a cash payment of U.S. $50,000.

         Pursuant to the terms of the Agreement, Haraoui delivered to TML the seventh (7th) claim on Exhibit A to the Agreement and agreed to use his best efforts to deliver to TML (or its assignee) all of the first six (6) claims described on Exhibit A to the Agreement, certified by the Departamento Nacional De Produca Mineral ("DNPM"), with priority, having good, clean and transferrable title and published by the Brazilian authorities in the Government Gazette (each a "Certified Claim" and collectively the "Certified Claims"). Further, it was agreed that prior to June 30, 2002 (the "Termination Date"), Haraoui would not pledge, sell, give an option to purchase, contract to sell or otherwise assign any of the above-referenced claims to any person or entity other than TML (or its assignees).

         TML agreed to pay to Haraoui or Haraoui's nominee an additional cash payment of U.S.$20,000 for each

Certified Claim that is delivered to TML. If a claim referenced on Exhibit A to the Agreement was not delivered to TML as a Certified Claim on or before the Termination Date, TML would have no obligation whatsoever to make any payment to Haraoui with respect to such claim.

         (b) SALE OF MINMET SHARES. In July 1999, the Company sold 2 million Minmet shares at prices between 8 pence and 8.5 pence (Sterling) per share resulting in net cash proceeds to the Company of approximately $270,000.

         On August 13, 1999, the Company sold an additional 8.5 million Minmet shares and TML sold 1.5 million Minmet shares at the placing price of 8 pence (Sterling) per share. These transactions resulted in net cash proceeds of approximately $1.1 million to the Company and approximately $190,000 to TML, not including placement commissions.

         (c) THE SPIN-OFF. On July 16, 1999, the Board of Directors of the Company approved the Spin-Off of all of the outstanding shares (the "TML Shares") of TML to the stockholders of the Company. The TML Shares will be distributed on a share for share basis to holders of the Company's common stock (the "Common Stock") as of the record date. The record date for determining the holders of Common Stock entitled to the distribution of the TML Shares has been set for August 3, 1999. Pursuant to Delaware corporate law, if the distribution of the TML Shares is not consummated within 60 days of such date a new record date will be selected. The date of the distribution of the TML Shares has not been determined because the consummation of the distribution of the TML Shares is dependent upon the satisfaction of the following conditions: (i) the conversion of TML into a public limited company under Isle of Man law and the change of its name from Toucan Mining Limited to Toucan Mining Plc; (ii) the registration of the TML Shares under the Securities Exchange Act of 1934, as amended (the "Exchange Act"); and (ii) the furnishing of an Information Statement to the stockholders as of the record date describing TML and the distribution of the TML Shares that substantially complies with Regulation 14C under the Exchange Act. The ITIS Shareholders have agreed in the Share Sale Agreement that they are not entitled to participate in the Spin-Off.

         In connection with the proposed Spin-Off, the proceeds of the Minmet Transactions were allocated between the Company and TML as of June 30, 1999 as follows:


                                                                       Allocated to
     Form of Proceeds                          Total                      Company                        TML
     ----------------                          -----                   ------------                      ---
Cash                                        $   250,000                 $   250,000
Minmet Plc Shares                             2,765,000                   1,493,100                  $1,271,900
Minmet Plc Warrants                             385,000                           -                     325,000
                                            -----------                 -----------                  ----------
                                            $ 3,400,000                 $ 1,743,100                  $1,656,900

         For purposes hereof, shares of Minmet are valued at 7 pence (Sterling) per share based on the trading price of shares of Minmet on the Irish Stock Exchange at 8.25 pence (Sterling) per share as of June 30, 1999 and taking into account the restrictions on transfer of the Minmet shares applicable to the Company and TML.

         (d) ACQUISITION OF ITIS TECHNOLOGIES LIMITED. On July 22, 1999, the Company consummated the acquisition of all of the issued and outstanding capital stock of ITIS Technologies Limited, a company organized under the laws of the United Kingdom ("ITIS"), in exchange (the "Share Exchange") for 4,680,375 shares (the "Consideration Shares") of the Company's Common Stock, pursuant to a Share Sale Agreement re ITIS Technologies Limited (the "Share Sale Agreement"), dated July 22, 1999, by and among David J. Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill (the "ITIS Shareholders") and the Company. The Company was obligated to issue the Completion Shares within 20 days of July 22, 1999, the closing date of the Share Exchange (the "Closing Date"). The Completion Shares were issued on August 6, 1999, and the ITIS Shareholders own 34% of the issued and outstanding shares of Common Stock, not including outstanding warrants and options to purchase Common Stock.

         Pursuant to the Share Sale Agreement, the Company represented that on the Closing Date the Company's balance sheet would reflect net current assets valued at a minimum of approximately US$1,620,000, including certain ordinary shares (the "Minmet Shares") of Minmet, but excluding the value of TML. The value of the Minmet Shares owned by the Company was determined by averaging the closing price of the ordinary shares of Minmet on the London Stock Exchange for the ten day trading period immediately preceding the second trading day prior to the closing date of the Share Exchange as disclosed in the Financial Times, not taking into account any restrictions on the sale of the Minmet Shares applicable to the Company. The Company believes it is in compliance with this representation. Each ITIS Shareholder warranted pursuant to the Share Sale Agreement that he will not dispose of any of the Completion Shares for one year from the Closing Date and will dispose of no more than one-third of his Completion Shares per year in the first through fourth years after the Closing Date.

         Each ITIS Shareholder further agreed (i) that for 36 months after the Closing Date, he will not directly or indirectly solicit, interfere with or attempt to entice away any person who is, or has been during the past 12 months, a licensor, client, customer or employee of ITIS; and (ii) for a period of 36 months after the Closing Date, not to directly or indirectly act as a manager, agent or employee or otherwise associate himself with any entity in the business of computer software development, marketing and sale of software products substantially similar to the software products of ITIS.

         Pursuant to the Share Sale Agreement, Robert P. Jeffcock and Ian McNeill have been elected to the Board of Directors of ITIS. Although such action is not required by the Share Sale Agreement, the Company has appointed James L. Jackson and David R. Wray to its Board of Directors.

         Robert Jeffcock entered into a consulting and employment agreement with the Company, dated July 22, 1999, and agreed to serve as Chairman and Chief Executive Officer of the Company and consultant to the Company for an initial term of six months, terminable thereafter upon prior written notice of one month. After the initial term, it is contemplated that Mr. Jeffcock would remain Chairman of the Board of Directors, but be replaced as Chief Executive Officer. Mr. Jeffcock will receive approximately US$4,860 per month during the term of the agreement.

         David Blanchfield, James L. Jackson and David R. Wray each entered into employment agreements with ITIS, dated July 22, 1999, and were appointed Managing Director, Technical Director and Research Development Director of ITIS, respectively. Each agreement has an initial term of three years, terminable by the Company prior to three years for cause only. Compensation for each officer will consist of approximately US$56,700 per year during the term of their agreements, payable monthly in arrears, until such time as certain funds are raised by the Company (the "Financing"), at which time each officer's compensation will increase to approximately US$121,500 per year, payable monthly in arrears, plus a bonus package which may enable each officer to earn approximately an additional US$40,500 in the first year of the employment agreement. These agreements contain confidentiality and non-competition provisions.

         Commercial Technology Limited entered into a consulting agreement with ITIS, dated July 22, 1999, agreeing to provide Ian McNeill's services as interim financial director to ITIS. The initial term of the agreement is six months, terminable thereafter upon prior written notice of one month. Commercial Technology Limited's compensation consists of a retainer of approximately $4,680 per month during the term of the agreement. CMM Ventures Limited also entered into a consulting agreement with ITIS, dated July 22, 1999, agreeing to provide Barry Jones's services as Marketing Director Designate to ITIS. The initial term of the agreement is six months, terminable thereafter upon prior written notice of one month. CMM Ventures Limited's compensation consists of a retainer of approximately $4,680 per month during the term of the agreement. Once the Financing is achieved, it is contemplated that Barry Jones will join ITIS as an employee in the position of Marketing Director for an initial term of one year, terminable thereafter upon prior written notice of six months. As Marketing
Director, Mr. Jones would be entitled to compensation of approximately US$121,500 per year, payable monthly in arrears. ITIS consented under the agreement to Barry Jones's continued work for CCAT Limited and participation on the Board of Directors of PAS Limited.

         PROPOSED NAME CHANGE. The Board of Directors has approved a change in the name of the Company to "Authoriszor Inc." subject to the approval of such action by the stockholders of the Company.

ITIS

         GENERAL. ITIS is a software development company incorporated under the laws of the United Kingdom. The principal executive office of ITIS is located at 2 Parklands, Studley Roger, Ripon, North Yorkshire HG4 3AY, United Kingdom. ITIS develops software solutions that are compliant with existing protocols and standards on the Internet and intranets and enable secure, reliable and manageable business-to-business communications.

DESCRIPTION OF BUSINESS

         ITIS develops, markets and supports an Internet, extranet and intranet security solution known as Authoriszor that has been designed to manage identity, access, security, usage and appropriate functionality characteristics of Wide Area Networks ("WANs") accessed through World Wide Web ("WWW" or "web") technology. Authoriszor also has been designed to enable the integration of back office applications into secure networks through an Application Programmer Interface ("API"). Management believes Authoriszor has the capability to integrate with firewalls and other security techniques, or to operate alone to deliver security solutions for clients intending to make data and applications available over the Internet, corporate intranets or across extranets. Authoriszor has been designed to integrate tightly with Microsoft Windows 98 and Microsoft Windows 2000 operating systems as well as Microsoft applications. Microsoft recently granted the product portfolio its "Designed for Back Office" logo and ITIS is a member of Hewlett Packard's NetConnect program.

         ITIS is a development stage company based in the United Kingdom which has yet to sell any products and currently has no revenues. ITIS has one customer and one trial installation at Calderdale & Kirklees Health Authority within the UK National Health Service.

INDUSTRY BACKGROUND

The Increase in Connectivity

         The ability to access and distribute information is a major strategic issue for companies in the battle to win new customers, drive revenues per customer, improve customer service, control costs and reduce time to market for new products. This new business imperative has resulted in a dramatic increase in connectivity.

         Initially, the need for increased connectivity resulted in the growth of Local Area Networks ("LANs") and WANS within both large and small organizations. These networks delivered the ability to access and share information through client/server technology among work-groups and across entire enterprises. The possibilities of connectivity have grown through the widespread adoption of the Internet and the WWW for business-to- business communication. Early use in the form of e-mail has grown into other areas driven by the desire to improve efficiencies in business-to-business transactions.

         The emergence of Internet technology and the World Wide Web have resulted in a dramatic simplification of operation and improved accessibility of computer networks. Company-wide networks began to move towards these technologies and WANs became "Intranets" using the public network infrastructure. Organizations were now able to share internal information across work-groups and across continents. The same technology could be used to share information in a similar way across company boundaries with suppliers, supply chain partners and customers. Corporate intranets could be connected to create extranets. Technology developed rapidly to enable database access, application sharing, cross-company transaction processing and a host of associated applications. As a consequence, the rate of change in connectivity has continued to accelerate.

The Need for Application and Data Security

         The advance in connectivity is, however, constrained by some serious concerns and limitations. Management believes that the most serious of these concerns for its potential customers is security and that historical approaches to security, while adequate for protection of mainframe computers and internal WANs, are no longer sufficient to adequately secure information on global networks using public infrastructure.

         The techniques currently most commonly used to provide security are firewalls, user name/password, digital certificates and smart cards. Each of these has a useful role to play. However, management believes that on their own these techniques are, in practice, not sufficient to answer the security concerns expressed by users. ITIS believes that user names and passwords are fairly easily discoverable and hackers have, and publicize, techniques for copying and stealing digital certificates. Firewalls have an important role to play in protecting systems from common forms of attack such as denial of service, but are only partial solutions to the security problem in that they cannot accurately identify the parties in a request for computer resources.

Administration in the New Network Environment

The application explosion

         Medium and large companies usually have multiple applications, often developed in "islands of computing," using different languages, development environments, design standards and databases. This problem is growing exponentially as the problems of multiple applications in companies' intranets are replaced by the problems of delivery of even more applications across several companies in extranets.

Scalability

         The extended network of users, including employees, supply chain partners and technology partners can grow to high numbers. Management believes that currently available tools for management of extranets and public network infrastructure simply cannot cope with these problems of scale.

Network access

         The condition of development in "islands of computing" means that it is often necessary to have several different log-on techniques and identities for different applications and sites visited. Management believes that in service centers handling sites with access to multiple applications, lost passwords account for a significant percentage of all help desk calls in extranet environments. This may cause poor performance whether the network users are employees or customers.

Security

         Management believes that the most significant of these problems is the user perception of poor security. While business line managers are increasingly recognizing the benefits of using web technology to conduct more of their business activities over internal networks and the Internet, the implementation of secure web applications that allow classes of users to link to different applications has been relatively slow. ITIS believes that the absence of strong, flexible security software that can easily manage access rights has been a significant obstacle to further development in this area and that organizations will become increasingly concerned about protecting the integrity and security of these networks, reducing the incidence of network disruptions, and reducing the expense of network administration.

         Management believes that these are the problems that ITIS's core product offering, Authoriszor, addresses.

AUTHORISZOR - THE ITIS SOLUTION

         ITIS has developed what management believes to be a new and fundamentally different approach to WWW network management and security. Authoriszor is designed to enable secure access and transmission of applications and data between authorized groups and individuals across the Internet, within the corporate intranet and across extranets using standard browsers and WWW communication protocols. Management believes that the combination of the six core technologies in the Authoriszor portfolio enables enforcement of integrated, centrally managed policies that will achieve secure, reliable and efficient communications. Additionally, the Authoriszor API (defined below) has been designed to enable clients easily to integrate other applications into the secure network environment. In particular, management believes that the tight integration with Microsoft technology allows for simple integration with any Windows 95/98 or Microsoft Windows NT applications. The following are the six key technologies that management believes differentiate Authoriszor from other network access, management and security technologies.

Extensible Positive Client Identification ("ePCI")

         ePCI has been developed by ITIS specifically to overcome the issues associated with identifying parties in a remote exchange of information. It is provided as an integral part of Authoriszor, and management believes it provides features and functionality normally associated only with highly specified LAN management systems. All clients on the network are silently identified. This means that it is not necessary to have any sign-on procedure after the initial installation of the Authoriszor client software.

Continuous Client Authentication Technique ("CCAT")

         All users of the system are managed and monitored throughout the duration of their session on the Authoriszor server to ensure that the identity of the client that started the transaction continues to be that client and that the information accessed by them is appropriate to their pre-defined status.

Pseudo URLs ("PURLs")

         PURLs is the core differentiating technology of Authoriszor. Access to web pages is gained through Uniform Resource Locators ("URLs"). URLs are addresses for real web content including actual pages in static HTML and scripts for dynamic web pages. Through the URL a mildly determined hacker can gain access to page sources and scripts.

         A PURL is constructed according to the information content and the profile of the authorized client. No actual page or script exists in a public location for the hacker to hack.

Virtual Page Publication System ("VPPS")

         Authoriszor controls access to web page files and content through VPPS. On any request for information by a client, Authoriszor uses VPPS to store information where it is inaccessible from the web and may even be on one or more separate computers not connected to the Internet.

Positive Information Profiling System ("PIPS")

         PIPS enables the selection of appropriate information for each client transaction. It holds profiles for all content and clients so that published page content can be matched to requests for information. It is the combination of PURLs, VPPS and PIPS that enables ITIS to mass customize information for individual clients.

Active Security Responder ("ASR")

         The web server will not fulfill any request without ASR permission. ASR has been designed to ensure that Authoriszor is able to safely deliver all the page services of a web server environment while delivering the highest level of access control, security and integrated WWW network management in the industry.

INTEGRATION FEATURES

Application Programmers Interface ("API")

         The Authoriszor API allows the integration of legacy applications and data into an Authoriszor network environment. All page, client and evaluation data is available to ASP, Java, J2 or COM applications, allowing for safe delivery of content to and from back office systems.

         Consequently, it is possible to link in-house systems directly to the Internet using the full security and management attributes of Authoriszor. The Authoriszor API and PIPS have been designed to ensure that customer information can be safely on-line at all times.

Microsoft Integration

         Microsoft has approved Authoriszor as an official Microsoft Back Office Logo product. Authoriszor has been designed to integrate with current and future Microsoft software, allowing Microsoft users to custom build applications and deploy them effectively throughout the enterprise. Integration with the Microsoft Windows NT operating system would mean that users can maintain the "look and feel" of that system, but also use Authoriszor's strong authentication technology to build on Microsoft Windows NT security. This would require no additional logon or password verification. Management projects that users with Microsoft Windows experience will be able to confidently navigate the Authoriszor Management Console immediately.

Integration with other Security Technologies

         Firewalls, Public Key Infrastructure ("PKI") and Certification Authorities each have a role to play in securing networks. Authoriszor has been designed to integrate with these technologies to deliver end-to-end security. In particular, ITIS will seek alliances with firewall vendors to deliver complete packaged security solutions.

CUSTOMER SERVICE & SUPPORT

         ITIS is a start-up company. At this time its technical staff consists of two employees. One of the main priorities following the recent acquisition by the Company is to invest in a customer support capability in both the United States and Europe. This process will be implemented in line with the setting up of pilot schemes and early adopter sales.

PRODUCT DEVELOPMENT PLAN

         ITIS believes that its future success will depend, in part, upon its ability to enhance its existing product portfolio and introduce new products that address the sophisticated needs of end-users.

CUSTOMER TARGET SEGMENTS

         ITIS initially will strive to win the business of high profile "early adopters" of Authoriszor with specific and above average requirements for security, privacy and confidentiality. These entities will be organizations with wide access at multiple levels, multiple groups cutting across levels, and network access across company boundaries (intranets and extranets). This market will predominantly consist of Fortune 500 companies.

         Secondarily, ITIS's strategy will address vertical segments requiring higher than usual security, privacy and confidentiality. This target group is likely to include banks, security companies, law firms, healthcare organizations, research organizations and educational institutions as well as military and investigative organizations, including police authorities.

COMPETITION

         Products competitive with Authoriszor already exist in the network management and security market and management anticipates that the level of competitive activity will increase quickly. The principal competitors of ITIS's Authoriszor product portfolio at this time are getAccess from enCommerce Inc, Site Minder From Netegrity Inc and ClearTrust from Securant Technologies Inc. ITIS expects additional competition from other emerging and established companies. There can be no assurance that ITIS's current and potential competitors, including Microsoft and Hewlett Packard, will not develop security products that may be more effective than ITIS's current or future products or that ITIS's technologies and products will not be rendered obsolete by such developments. Further, the network management and security market have historically been characterized by low financial barriers to entry.

         Virtually all of ITIS's current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, technical and marketing resources than ITIS. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or to devote greater resources to the promotion and sale of their products than ITIS. In addition, certain of ITIS's competitors may determine, for strategic reasons, to consolidate in order to substantially lower the price of their products. ITIS expects there will be increasing consolidation in the network management and security market and that there can be no assurance that such consolidation will not materially adversely impact ITIS's competitive position. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves, with existing or potential competitors, resellers or other third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that ITIS will be able to compete successfully against current and future competitors or even that ITIS will be able to establish itself as a viable competitor within the market at all. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which would materially adversely affect ITIS's business, operating results and financial condition.

         ITIS believes that the principal competitive factors affecting the market for network management and security products include security effectiveness, integration capabilities, manageability, technical features, performance, ease of use, price, scope of product offerings, distribution relationships and customer service and support. Although ITIS believes it will eventually establish itself as competitive within this market with respect to such factors, there can be no assurance that ITIS will be able to maintain any such competitive position, should it ever be established, against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other competitive resources.

         In the future, vendors of operating systems software or networking hardware may enhance their products to include functionality currently provided by the Authoriszor product portfolio. The widespread implementation of such bundled offerings would have a material adverse effect on the competitiveness of Authoriszor, particularly if the quality and functionality of such products were comparable to that delivered by Authoriszor. Even if the functionality offered by such bundled products is more limited than that offered by Authoriszor there is no guarantee that a significant number of customers would not choose the more limited functionality in lieu of purchasing additional software. In the event of any of the foregoing conditions, ITIS's business, operating results and financial condition would be materially adversely affected.

INTELLECTUAL PROPERTY RIGHTS; PATENT APPLICATIONS

         ITIS intends to rely primarily on a combination of patent, copyright and trademark laws, trade secrets, confidentiality procedures and contractual provisions to protect its proprietary rights. ITIS has established copyrights on all aspects of Authoriszor and has registered UK trademarks on all Authoriszor logos used for branding. ITIS has adopted confidentiality procedures and contractual provisions to further protect its proprietary rights. Additional protection for the software, documentation and other written materials is afforded by trade secret and unfair competition laws.

         Between three and five potentially patentable Authoriszor technologies/ methodologies have been identified and a strategy for obtaining patents in both the UK and US put in place. Currently, patent applications are in process in the US and an Opinion of ITIS's attorney has already been received confirming that there appear to be several patentable inventions within Authoriszor. However, there is no assurance that the patents to be applied for will be granted. As management intends to position ITIS to penetrate the US market, ITIS will complete the US application and simultaneously apply with an amended UK application. Additional patent applications for target markets such as Europe and Southeast Asia are under consideration.

         There can be no assurance that others will not develop technologies that are similar or superior to ITIS's technology or design around any patents which may issue to ITIS. Despite ITIS's efforts to protect its proprietary rights, unauthorized parties may copy aspects of ITIS's products or obtain and use information that ITIS regards as proprietary. Policing any of such unathorized uses of ITIS's products will be difficult, and although ITIS is unable to project the extent to which piracy of its software products may occur, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries may not protect ITIS's proprietary rights as fully as do the laws of the US and the UK. There can be no assurance that ITIS's competitors will not independently develop similar technology.

         There can be no assurance that third parties will not claim infringement by ITIS with respect to current or future products. ITIS expects that software companies will increasingly be subject to infringement claims as the number of products and competitors in ITIS's industry segment grows and the functionality of products in different industry segments overlaps. Responding to such claims, regardless of merit, could be time consuming, result in costly litigation, cause product shipment delays or require ITIS to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to ITIS or at all, which could have a material adverse effect upon ITIS's business, operating results and financial condition.

EMPLOYEES

         At the time of acquisition, ITIS had only its three founders in full time employment, together with a financial consultant and a marketing consultant. Management intends for the marketing consultant to become a full time Director after achievement of the next round of funding. Management is currently interviewing for two extra software developers with considerable Unix experience, a Webmaster and a Quality Control Manager. Interviews for an Administration/Finance Manager will be taking place over the next few weeks. The future growth of the payroll is likely to be concentrated on the development/sales/professional divisions of ITIS as many of its back office procedures, such as shipping, invoicing and delivery schedules, will be built into our web site. The next stage of recruitment is to build up additional technical support in line with Authoriszor coming on stream in the user base.

         The Company is currently seeking applicants for a US Chief Executive Officer position.

RISK FACTORS

Fluctuation in Operating Results

         ITIS anticipates that its quarterly operating results of ITIS will vary according to several factors, any of which could have an adverse effect on sales. ITIS is a start-up operation in an early adopter market. Its revenues will tend to take the form of pilot projects with large organizations leading to full implementation only on proof of the Authoriszor technology. This may tend to lead to an uneven revenue stream. This trend may also be exacerbated by long sales lead times with the major revenues coming after a pilot period.

         ITIS projects that European sales will be a significant proportion of ITIS's revenue, particularly in 1999 and 2000. These revenues are subject to seasonal variation relating to the slowdown in spending in the third quarter. ITIS believes that in the absence of exceptional factors such as new product introductions or major pilot projects, it will encounter proportionally lower revenues in the third quarters.

         ITIS  operates  with low  backlog  levels for  product  license  sales.
Consequently, the volume of orders in a given quarter has a significant impact on the revenues for that quarter. As ITIS's expense levels are based in part on projected revenue expectations if order levels fall below expected levels they will have an immediate impact on earnings. ITIS believes that because of these factors period to period earnings are not, necessarily, a meaningful indicator of future revenue and earnings trends. Due to these factors, it is likely that in some future quarter ITIS's operating results may fall below the expectations of public market analysts and investors. In such an event the price of the Company's stock may be materially adversely affected.

Anticipated Decline in Margins

         As the network management and security market advances towards maturity it is anticipated that, following the trend of technology industries, there will be a move towards packaging of multiple, functional elements at "less than the sum of the parts" pricing. ITIS will not experience a decline in earnings if it can achieve its market share objectives in the early market phase and can move towards a higher level of service based revenue streams as margins decline. Failure to achieve these two objectives would have serious, long term consequences for ITIS's profitability and its market capitalization.

Changes in the Competitive Environment

         See "Competition."

The Pace of Technology Change

         As already indicated, the network management and security market is subject to rapid technological change and innovation. Customer requirements are also subject to significant short term changes. As a result, ITIS must continuously change and improve its products in response to changes in operating systems, application software, computer and communications hardware, network software, programming tools and computer language technology. The introduction of products embodying new technologies and the emergence of new industry standards may render existing products obsolete or unmarketable. In particular, the market for Internet, intranet and extranet applications is very new and is evolving rapidly. ITIS's operating results will depend upon its ability to remain abreast of these advances. There can be no assurance that ITIS will be successful in developing new products or product enhancements that respond to technology changes and evolving industry standards, or that ITIS will not experience difficulties that could delay or prevent successful development, introduction or marketing of these products, or that the new products will adequately meet the developing needs of the market and achieve market acceptance. If ITIS does not respond adequately to the need for developing and introducing new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, ITIS's business, operating results and financial condition would be materially adversely affected.

Proprietary Standards

         The adoption of Authoriszor's ePCI and PURL components by our customers as proprietary standards may be jeopardized by a public perception that the use of client side software results in a loss of flexibility and ease of access to software systems. Management's view is that ePCI is a valuable tool for assuring and enhancing tight and continuing security, and that other commonly used Internet capabilities require the use of client software, the most obvious being e-mail. In order to utilize PURL to attain information security at a high level of category/group/individual confidentiality and integrity, the user must implement a modified paradigm through a conversion process. To ease this process, conversion tools exist. However, if ITIS should be unable to persuade customers to adopt ePCI and PURL as proprietary standards or that PURL conversion tools will significantly facilitate migration to a more secure environment, its business, operating results and financial condition would be materially adversely affected.

Risks Associated With Emerging Network Management and Security Markets

         The markets for ITIS's products are rapidly evolving. There can be no assurance that the Internet or common public protocols will continue to be used to facilitate communications or that the market for network management and security systems will continue to expand. Continued growth of this market will depend, in large part, upon the continued expansion of Internet usage and the number of organizations adopting or expanding intranets, upon the ability of their respective infrastructures to support an increasing number of users and services, and upon the continued development of new and improved services for implementation across the Internet, and between the Internet and intranets. If the necessary infrastructure or complementary products and services are not developed in a timely manner and, consequently, the network management, security, Internet and intranet markets fail to grow or grow more slowly than ITIS currently anticipates, ITIS's future business, operating results and financial condition would be materially adversely affected.

The Impact of Year 2000 Compliance Issues

         ITIS is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000 problem" is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

State of Readiness

         ITIS has completed the evaluation of Authoriszor and believes that the current version of Authoriszor is Year 2000 compliant.

         As ITIS begins to enter into contracts with business application software suppliers for use in its financial, sales, word processing, marketing, customer support and administrative operations, management intends to inquire of any such supplier as to the Year 2000 compliance of its software product. Also, as ITIS begins to employ the technology of third-party vendors related to voice mail, security systems, building equipment and other systems, ITIS will seek similar assurances from such vendors. Further, ITIS will likely rely in the near future, both domestically and internationally, upon various vendors, governmental agencies, utility companies, telecommunications service companies, delivery service companies and other service providers who are outside of ITIS's control. There is no assurance that such parties will not suffer a Year 2000 business disruption, which could have a material adverse effect on ITIS's financial condition and results of operations.

Costs Associated with Year 2000 Issues

         To date, ITIS has not incurred any material costs in connection with identifying or evaluating Year 2000 compliance issues. There can be no assurance, however, that there will not be increased costs associated with ITIS's Year 2000 compliance efforts since these efforts have just recently begun and, therefore, the potential impact of Year 2000 issues on ITIS's financial condition and results of operations cannot be determined at this time.

Risks of Year 2000 Issues

         Although ITIS does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that ITIS will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. Worst case scenarios would include: corruption of data contained in ITIS's internal information systems, hardware failure, and the failure of services provided by government agencies and other third parties (e.g., electricity, phone service, water transport, internet services, etc.).

Contingency Plans

         ITIS has not developed a comprehensive contingency plan to address situations that may result from the Year 2000. If Year 2000 compliance issues are discovered, ITIS will evaluate the need for contingency plans relating to such issues.

Dependence on Key Personnel

         ITIS clearly has a dependency on the three founders and is immediately addressing this problem with an aggressive recruitment program, as described in the "Employees" section.

Base of Operations in the United Kingdom

         Management anticipates that the main market for ITIS's products is the US. This market cannot successfully be attacked, either geographically or culturally, by a small UK-based operation. Additionally, management believes that the presence of a US citizen resident in ITIS's headquarters operation is a basic requirement for successful US market penetration. If ITIS cannot quickly establish a headquarters presence managed by a US citizen as Chief Executive Officer in the US, its business, operating results and financial condition would be materially adversely affected.

Time to Market

         A significant threat to the achievement of ITIS's marketing plan goals is slow time to market. The main threat to this program is any delay, for whatever reason, in the recruitment of the high quality personnel required in software development. It is vital that ITIS achieves a round of financing that will enable a domestically based attack on the US market. Management projects that failure to achieve this financing will result in an early lead being gained by one of the referenced competitors. In that case, differentiated positioning will become more important and will need to be more explicit and the chance of market share gain will be adversely affected. Pricing policy will also suffer as a result of an attempt to win market share and grow brand from a weaker position. If ITIS should fail to achieve fast time to market in the US, its business, operating results and financial condition would be materially adversely affected.

Product Liability and the Risk of Product Defects

         ITIS's products will be used for network management and security functions which may be critical to organizations and, as a result, the eventual sale and support of products by ITIS may entail the risk of product liability and related claims. A product liability claim brought against ITIS could have a material adverse effect on ITIS's business, operating results and financial condition. Software products as complex as those offered by ITIS may contain undetected errors or failures when first introduced or when new versions are released. In particular, the personal computer hardware environment is characterized by a wide variety of non-standard configurations that make prerelease testing for programming or compatibility errors very difficult and time consuming. Despite testing by ITIS, there can be no assurance that errors will not be found in new products or releases after commencement of commercial shipments. The occurrence of these errors could result in adverse publicity, loss of or delay in market acceptance or claims by customers against ITIS, any of which could have a material adverse effect upon ITIS's business, operating results and financial condition.

Dependence on Proprietary Technology; Risk of Infringement; Trademarks

         See "Intellectual Property; Patent Applications."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                                                     EXHIBITS

         (a) The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

               10.1(1) Agreement of Settlement and Release,  dated June 9, 1999, by and among Joseph J. Haraoui, Toucan Gold Corporation and Toucan Mining Limited. (Exhibit 10.1)

               10.2(2) Agreement  for the sale  and purchase of the whole of the issued share capital of Anagram Limited, dated December 3, 1998, among Toucan Mining Limited, Toucan Gold Corp-oration, Inc. and Minmet Plc. (Exhibit 10.1)

               10.3(2) Supplemental  Agreement,  dated  December  3,  1998 among
                       Toucan Mining Limited, Toucan Gold Corporation, Inc., and Minmet Plc. (Exhibit 10.2)

               10.4(2) Option  Agreement  Regarding  Mineradora De Bauxita Ltda,
                       dated December 3, 1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited. (Exhibit 10.3)

               10.5(2) Agreement  for the  purchase  of the whole  of the issued share capital of Mineradora de Bauxita Ltda, dated December 3, 1998 among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited. (Exhibit 10.4)

               10.6(2) Form of Minmet Plc Warrant Instrument. (Exhibit 10.5)

               10.7(3) Share Sale Agreement re ITIS Technologies Limited,  dated
                       July 22, 1999, by and among David J. Blanchfield, James L Jackson, David R. Wray, Barry Jones, Ian McNeill and Toucan Gold Corporation. (Exhibit 10.1)

               10.8(3) Deed of  Indemnity,  dated  July 22,  1999,  by and among
                       David J. Blanchfield, James L Jackson, David R. Wray, Barry Jones, Ian McNeill and Toucan Gold Corporation. (Exhibit 10.2)

               10.9(3) Letter  of  Appointment,  dated  July 22,  1999,  by  and
                       between   David  J.  Blanchfield  and  ITIS  Technologies
                       Limited. (Exhibit 10.3)

               10.10(3)Letter of  Appointment,  dated  July  22,  1999,  by  and between James L. Jackson and ITIS Technologies Limited. (Exhibit 10.4)

               10.11(3)Letter  of  Appointment,  dated  July 22,  1999,  by  and
                       between David R. Wray  and  ITIS  Technologies   Limited.
                       (Exhibit 10.5)

               10.12(3)Engagement  Letter,  dated  July 22, 1999, by and between
                       Commercial Technology Ltd. and ITIS Technologies Limited. (Exhibit 10.6)

               10.13(3)Engagement  Letter,  dated  July 22, 1999, by and between
                       CMM Ventures Ltd. and ITIS Technologies Limited. (Exhibit 10.7)

               10.14(3)Engagement  Letter,  dated  July 22, 1999, by and between
                       Robert Jeffcock  and Toucan  Gold  Corporation.  (Exhibit
                       10.8)

               27*     Financial Data Schedule

----------------

                  (1) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on July 15, 1999.

                  (2) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on January 5, 1999.

                  (3) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on August 6, 1999.

                  *          Filed herewith.

         (b)      Form 8-K:

                  1. The Company filed with the Securities and Exchange Commission on July 30, 1999 a Current Report on Form 8-K, describing the closing of the Minmet Transactions, the approval of the spin-off of Toucan Mining Ltd. by the Board of Directors of the Company to the stockholders of the Company, and the entering into the Release and Settlement Agreement with Joseph Haraoui.

                  2.  The  Company  filed  with  the   Securities  and  Exchange
                  Commission on August 6, 1999 a Current Report on Form 8-K describing the acquisition of ITIS Technologies, Ltd.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TOUCAN GOLD CORPORATION
                                   (Registrant)



Date:    August 19, 1999           By:  /s/ Robert P. Jeffcock
                                        ----------------------------------------
                                        Robert P. Jeffcock, President and Chief
                                        Executive Officer (Principal Executive
                                        Officer)


Date:    August 18, 1999           By: /s/ Robert A. Pearce
                                       -----------------------------------------
                                       Robert A. Pearce, Chief Financial Officer
                                       (Principal Financial Officer and Chief
                                       Accounting Officer)