Form 10-Q
period 1999-09-30
TOUCAN GOLD CORP
filed 1999-11-23
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

FOR QUARTER ENDED SEPTEMBER 30, 1999                COMMISSION FILE NO. 33-28562

                                AUTHORISZOR INC.
               (Exact name of registrant as specified in charter)

          DELAWARE                                         75-2661571
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
   of incorporation)

 8201 PRESTON ROAD, SUITE 600
 DALLAS TEXAS                                                75225
--------------------------------------------------------------------------------
(Address of principal                                    (Postal Code)
 executive offices)

       Registrant's telephone number, including area code: (214) 890-8065

      Former Name: TOUCAN GOLD CORPORATION; Former Fiscal Year: December 31
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                YES    X        NO
                                                     -----            -----

As of November 18, 1999, there were 13,765,808 shares of the common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
     -----               ------



                                                 AUTHORISZOR INC.

                                                September 30, 1999

                                                       INDEX




PART I.           FINANCIAL INFORMATION                                                                    Page No.
                                                                                                           --------
         Item 1.  Financial Statements
         ------
                  Consolidated Balance Sheets as of September 30, 1999(unaudited)
                  and June 30, 1999 ............................................................................F-1

                  Consolidated  Statements  of  Operations  for the three months ended  September 30, 1999,  and 1998  (unaudited)  and for the period beginning  January 15, 1997 and ending on September 30,
                  1999
                   (unaudited)..................................................................................F-2

                  Consolidated Statement of Stockholders' Equity for the three months ended September 30,
                  1999 (unaudited)..............................................................................F-3

                  Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998 (unaudited) and for the period beginning January 15, 1997 and ending on September 30,
                  1999 (unaudited)..............................................................................F-4

                  Notes to Consolidated Financial Statements (unaudited)........................................F-5

         Item 2.  Management's Discussion and Analysis or Plan of  Operation......................................1
         ------

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................................4
         ------

PART II.          OTHER INFORMATION...............................................................................4

         Item 1.  Legal Proceedings...............................................................................4
         ------

         Item 2.  Changes in Securities and Use of Proceeds.......................................................4
         ------

         Item 3.  Defaults Upon Senior Securities.................................................................4
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders.............................................4
         ------

         Item 5.  Other Information...............................................................................5
         ------

         Item 6.  Exhibits and Reports on Form 8-K................................................................7
         ------

SIGNATURES........................................................................................................9


                                                 AUTHORISZOR INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                            CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,           June 30,
                  ASSETS                                                             1999                  1999
                                                                                  (unaudited)
                                                                                 -------------           --------

Cash                                                                         $       824,440          $           698

Prepaid expenses                                                                       9,912                        -

Receivables and other assets                                                          67,352                     2,498
                                                                             ---------------          ----------------

                  Total current assets                                               901,704                     3,196

Investment in securities                                                             346,500                         -

Investment in subsidiary                                                           1,707,398                         -

Computer and equipment, net of accumulated depreciation                              130,442                    21,594

Intangible assets                                                                     30,000                         -
                                                                             ---------------          ----------------

                                                                             $     3,116,044          $         24,790
                                                                             ===============          ================

    LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts payable to related parties                                           $       105,624          $              -

Accounts payable and other liabilities                                                78,333                   100,670
                                                                             ---------------          ----------------

                  Total current liabilities                                  $       183,957          $        100,670

Stockholders' equity (deficit)
    Preferred stock, par value .01 per share; authorized: 2,000,000
       shares; issued and outstanding:  none                                               -                         -
    Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding:  13,765,748 shares and 60
       shares, respectively                                                          137,658                         9
    Additional paid-in capital                                                     3,097,172                         -
    Accumulated deficit during the development stage                                (299,796)                  (78,735)
    Accumulated other comprehensive income (loss)                                     (2,947)                    2,846
                                                                             ---------------         -----------------

                  Total stockholders' equity (deficit)                             2,929,087                   (75,880)
                                                                             ---------------         -----------------

                                                                             $     3,116,044         $          24,790
                                                                             ===============         =================


        The accompanying notes are an integral part of these statements.



                                                 AUTHORISZOR INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    (unaudited)


                                                                                                January 15, 1997
                                                                      Three months               (inception) to
                                                                   ended September 30,            September 30,
                                                                   -------------------            -------------
                                                                     1999            1998              1999
                                                                     ----            ----              ----
Net sales                                                       $         -      $         -         $   37,001

Cost and expenses
    Cost of sales                                                         -                -             10,559
    Administrative expenses                                         420,570           17,354            525,747
                                                                -----------      -----------         ----------

                  Total cost and expenses                           420,570           17,354            536,306

Other income (expense)
    Interest income                                                     230                -                230
    Gain on sale of investments                                     199,279                -            199,279
                                                                -----------      -----------         ----------

                  Total other income                                199,509                -            199,509
                                                                -----------      -----------         ----------

                  Net loss                                      $  (221,061)     $   (17,354)        $ (299,796)
                                                                ===========      ===========         ==========

Loss per share - basic and diluted                              $       .02      $         -
                                                                ===========      ===========

Weighted average shares outstanding                              12,120,395       12,120,395
                                                                ===========      ===========

        The accompanying notes are an integral part of these statements.


                                                 AUTHORISZOR INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                   For the three months ended September 30, 1999
                                                    (unaudited)




                                                                Accumulated
                                           Additional               other       Accumulated    comprehensive
                                          Common Stock         paid-in-capital     deficit      income (loss)      Total
                                  --------------------------   ---------------  ------------   --------------    ---------
                                      Shares        Amount
                                  ------------- ------------
Balance at July 1, 1999                    60     $            $         -      $   (78,735)     $     2,846     $  (75,880)
Sale of Common Stock ($0.16            17,835         2,828              -                -                -          2,828
  per share)
Recapitalization (Note B)          13,747,913       137,821      3,097,172                -                -      3,231,993
Comprehensive income (loss)
     Foreign currency translation           -             -              -                -           (5,793)        (5,793)
     Net loss                               -             -              -         (221,061)               -       (221,061)
                                   ----------     ---------    -----------      -----------      -----------     ----------
                         Total              -             -              -                -                -       (226,854)
                                   ----------     ---------    -----------      -----------      -----------     ----------
Balance at September 30, 1999      13,765,808     $ 137,658    $ 3,097,172      $  (299,796)     $    (2,947)    $2,932,087
                                   ----------     ---------    -----------      -----------      -----------     ----------





        The accompanying notes are an integral part of these statements.


                                                 AUTHORISZOR INC.
                                        (A DEVELOPMENTAL STAGE ENTERPRISE)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (unaudited)



                                                                                                    January 15,1997
                                                                                                     (inception) to
                                                               Three months ended September 30,       September 30,
                                                               --------------------------------     ---------------
                                                                   1999                1998               1999
                                                               ------------        ------------     ---------------
Operating activities
  Net loss                                                   $    (221,061)       $    (17,354)       $    (299,796)
  Adjustments to reconcile loss to net cash
     provided by (used in) operating activities
       Gain on sale of investments                                (199,279)                  -             (199,279)
  Net changes in operating assets and
  liabilities
     Receivables and other assets                                  (69,848)               (357)             (62,041)
     Accounts payable and accrued expenses                          86,817              17,258              191,237
                                                             -------------        ------------        -------------
         Net cash provided by (used in)
           operating activities                                   (403,371)               (453)            (369,879)
Investing activities
  Purchase of capital assets                                      (108,850)                  -             (141,625)
  Sale of investments in securities                              1,360,579                   -            1,360,579
  Purchase of intangible assets                                    (30,000)                  -              (30,000)
                                                             -------------        ------------        -------------
         Net cash provided by
           investing activities                                  1,221,729                   -            1,188,954
Financing activities
  Recapitalization                                                     711                   -                  711
  Issuance of stock                                                  2,828                   -                2,837
                                                             -------------        ------------        -------------
         Net cash provided by financing activities                   3,539                   -                3,548
Effect of exchange rate changes on cash                              1,845                   -                1,817
                                                             -------------        ------------        -------------
         Net increase (decrease) in cash                           823,742                (453)             824,440
Cash at beginning of period                                            698                 631                    -
                                                             -------------        ------------        -------------
Cash at end of period                                        $     824,440        $        178              824,440
                                                             -------------        ------------        -------------


        The accompanying notes are an integral part of these statements.

                                AUTHORISZOR INC.
                       (A DEVELOPMENTAL STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (unaudited)



NOTE A - BASIS OF PRESENTATION

The consolidated financial statements of Authoriszor Inc. and subsidiaries (the "Company") contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of September 30, 1999, and the consolidated results of operations and cash flows for the three months then ended have been made. All such adjustments, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of June 30, 1999, included in the Company's Form 8-K.

NOTE B - RECAPITALIZATION TRANSACTION

On July 22, 1999, Toucan Gold corporation ("Toucan") acquired all of the outstanding capital stock of Authoriszor Ltd. (formerly known as ITIS Technologies Ltd), a U.K. company, in exchange for 4,680,375 shares of common stock. At June 30, 1999, Toucan had disposed of all of its operations. Concurrent with the acquisition of Authoriszor Ltd., Toucan changed its name to Authoriszor Inc.

The  acquisition  has been  accounted for as a  recapitalization  of Authoriszor
Ltd.. Accordingly, the accompanying financial statements are those of Authoriszor Ltd., whose fiscal year end is June 30th. On July 22, 1999, the equity of Toucan was $3,231,993, consisting primarily of cash, investments in securities, and investment in Toucan Mining Limited (Note C).

NOTE C - SPIN-OFF OF SUBSIDIARY

On July 16, 1999, the Board of Directors approved the spin-off of all of the outstanding common shares of its subsidiary Toucan Mining Plc (formerly known as Toucan Mining Limited ("TML")) to the stockholders of the Company. The record date for the spin-off is to be determined by the Board. Accordingly, in the balance sheet at September 30, 1999, TML has been deconsolidated and is carried at the Company's equity in the underlying net assets of TML at the date the Board approved the spin-off.

NOTE D - GRANT OF STOCK OPTIONS

During September and October of 1999, options to purchase 646,214 shares of the Company's common stock at exercise prices ranging from $1.00 to $3.00 per share were granted to certain employees and consultants of the Company.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following description of "Management's Discussion and Analysis or Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the " Securities Act" ), and the Securities Exchange Act of 1934, as amended (the " Exchange Act"), and as such involves known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "estimate," anticipate," "predict," "believes," "plan," "seek," "objective" and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following:

o one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-QSB prove not to be accurate;

o the Company is unsuccessful in securing sales through its anticipated marketing efforts;

o    mistakes in cost estimates and cost overruns;

o    the  Company's   inability  to  obtain  financing  for  general  operations including the marketing of the Company's products;

o non-acceptance of one or more products of the Company in the market-place for whatever reason;

o    the Company's inability to supply any product to meet market demand;

o generally unfavorable economic conditions that would adversely effect purchasing decisions by distributors, resellers or end-users;

o    development or a similar competing product at a similar price point;

o the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses that may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems;

o if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.;

o if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others; and

o the risk factors set forth in the Company's Form 10-QSB for the quarter ended June 30, 1999.

         All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

Review of Operations

         The Company, through its wholly-subsidiary Authoriszor Ltd. (formerly known as ITIS Technologies Ltd.), develops, sells and markets application software under the brand name Authoriszor for the management and securitization of Internet-based wide area networks. The Company's software may be used by those companies whose employees require secure remote access to such companies' primary computer systems through the Internet.

         The Company's objective is to establish itself as a leading supplier of Internet network management software throughout the world. In order to achieve this objective the Company is targeting large end-users whose employees require secure remote access to such companies' primary computer systems through the Internet. The Company has focused its initial marketing efforts in the United Kingdom and United States.

         As reported in a Form 8-K filed with the Securities and Exchange Commission on August 6, 1999 and in order to begin its operations as an Internet-based company, the Company, which was previously conducting operations as a mineral development company, on July 22, 1999 acquired Authoriszor Ltd., United Kingdom Internet-based company. Following this acquisition, the name of the Company was changed to Authoriszor Inc., and the trading symbol for the Company's common stock on the OTC Bulletin Board was changed to " AUOR." Since the acquisition of Authoriszor Ltd., the Company has focused its efforts on setting up its development center, preparing for the opening of its first sales office and recruiting employees and management. The Company's business plan and business are described in the Company's Form 10-QSB for the quarter ended June 30, 1999. Certain specific activities implementing the Company's business plan are set forth in Part II. Item 5. Other Information in this Form 10-QSB.

Results of Operations

         The following is a discussion of the results of operations for the quarter ended September 30,1999 compared with the quarter ended September 30, 1998.

         Administrative expenses increased to $420,570 in the quarter ended September 30, 1999 from $17,354 in the quarter ended September 30, 1998. This increase was attributable primarily to costs incurred in setting up the Company's development center, preparing for the opening of a sales office, recruiting employees, legal and professional fees in connection with the recapitalization transaction (Note B to Financial Statements), and costs in connection with being a public company.

         In the quarter ended September 30, 1999, the Company recognized a gain on the sale of investment securities in the amount of $199,279. These securities had been received in connection with the aforementioned recapitalization transaction.

Financing Management's Plan of Operation

         Following the acquisition of Authoriszor Ltd. in July 1999, the Company had approximately $1,600,000 in cash and other liquid assets, including securities of Minmet Plc. ("Minmet"). Following the acquisition of Authoriszor Ltd., the Company sold in the third quarter of 1999 10.5 million Minmet shares with Minmet's consent at the placing price of 8 pence (sterling) per share. These transactions resulted in net cash proceeds to the Company of approximately $1,360,000. Pursuant to its agreement with Minmet, the Company may not sell any of its remaining Minmet shares until January 6, 2001 without Minmet's prior approval. The Company has provided loans to Authoriszor Ltd. through September 30, 1999 of approximately $509,500.

         In order to continue the planned expansion of both development and marketing resources, the Company will need to provide additional loans to Authoriszor Ltd. and to raise additional capital. The Company intends to effect a private placement of its common stock to raise approximately $5,000,000. There can, however, be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms. Failure to obtain additional financing, could have a material adverse effect on the Company's business, results of operations and financial condition.

Year 2000 Compliance

         Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' computer systems and/or software may need to be upgraded or replaced to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

         The Company has reviewed its own software products and believes that there will be no adverse impact with the Year 2000 date change. All of the Company's products are designed to record, store, and process calendar dates occurring before and after January 1, 2000 with the same full-year accuracy (i.e. four numeric characters instead of two).

         An impact analysis has been completed that has identified no major risk of failure within the Company's in-house computer systems, which include the accounting and management information systems.

         This risk to the Company's business relates not only to the Company's computer systems, but also to some degree to those of the Company's suppliers and customers. The Company has reviewed its current suppliers and its current pilot sites and anticipates no problems associated with Year 2000 compliance in these areas. The Company will continue to carefully monitor its new suppliers to ensure that they are supplying compliant goods and services where relevant.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company does not own, either directly or indirectly, any market risk sensitive instruments.


PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

         None

ITEM 2.           CHANGES IN SECURITIES.

         (a)      None

         (b)      None

         (c) On July 22, 1999, the Company issued 4,680,375 shares (the "Acquisition Shares") of the Company's common stock to the former shareholders of Authoriszor Ltd. in connection with the acquisition of Authoriszor Ltd. by the Company. The Acquisition Shares were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

                  The Company has agreed to grant certain options (the "Options") to purchase shares (the "Option Shares") of Company common stock to certain employees and non-employees of the Company pursuant to a Stock Option Plan to be approved by the Board of Directors of the Company. See Part II. Item 5. Other Information. It is contemplated that the Stock Option Plan and the issuance of the Option Shares upon exercise of the Options will be registered under the Securities Act on Form S-8.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES.

         None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Pursuant to a Written Consent executed by stockholders of record owning more than a majority of the issued and outstanding shares of Common Stock, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation changing the name of the Company from "Toucan Gold Corporation" to "Authoriszor Inc."

ITEM 5.           OTHER INFORMATION.

         The following significant events have occurred during the quarter ended September 30, 1999.

1. The Company acquired Authoriszor Ltd. on July 22,1999. On August 25, 1999, the name of the Company was changed to Authoriszor Inc. On August 26, 1999, the trading symbol for the Company's common stock was changed to "AUOR." Pursuant to the Sale Share Agreement, Robert P. Jeffcock and Ian McNeill have been elected to the Board of Directors of Authoriszor Ltd. The Company has appointed James L. Jackson and David R. Wray to its Board of Directors.

2. Authoriszor Ltd. entered into employment contracts with James Jackson, David Wray and David Blanchfield. These three individuals were the sole shareholders and employees of Authoriszor Ltd. prior to its acquisition by the Company.

3. On July 22, 1999, the Company entered into consulting contract arrangements with Barry Jones through his consulting company CMM Ventures Limited, and with Ian McNeill through his consulting company Commercial Technology Limited.

4. In August 1999, Authoriszor Ltd. moved its corporate offices to Harrogate, Yorkshire, England. The headquarters building was refurbished and was equipped with the necessary computer and associated communications hardware and software. The total cash expenditure for these activities was approximately $140,730.

5. In August 1999, Authoriszor Ltd. appointed the Butler Group, a leading UK firm of industry analysts, to review the Company's product lines.

6. In August 1999, Dahl Morrow International, a recruitment firm, was appointed as the executive search consultants to locate a United States Chief Executive Officer for the Company.

7. In August 1999, Stern and Co., a public relations company, was appointed to spearhead the Company's United States and international public relations efforts.

8. In September 1999, the Company established its development offices at Drumhill Works in Bradford, England, and two additional development staff and a Company administrator were recruited and commenced employment with the Company.

9. Effective October 1, 1999, Sir Malcolm Rifkind was appointed as a consultant to the Board of Directors of the Company. Pursuant to his Consulting Agreement, Sir Malcolm Rifkind was granted stock options to acquire 200,000 shares of the Company's common stock at an exercise price of $1.00 per share. See Part II. Item 5. Other Information - Paragraph 17.

10. In October 1999, Barry Jones was appointed as the Marketing Director of the Company and was also appointed to the Board of Directors of Authoriszor Ltd. In connection therewith, Barry Jones was granted stock options to acquire 131,214 shares of the Company's common stock at an exercise price of $2.00 per share. See Part II. Item 5. Other Information - Paragraph 17.

11. In October 1999, Bell Pottinger, a public relations company, was appointed by Authoriszor Ltd. to spearhead Authoriszor Ltd.'s United Kingdom public relations efforts.

12. In October 1999, the Company, along with representatives from Authoriszor Ltd., attended the Fall Internet World show in New York, where the Company was invited to exhibit its products in the Microsoft Partner Pavilion.

13. In October 1999, the Company filed an application for five broad based patents with the United States Patent Office.

14.  The  Company  has  extended  offers  of  employment  to  three   additional
     developers, two sales staff employees and one marketing staff employee.

15. The Company, along with representatives from Authoriszor Ltd., attended the International Computer Security Conference in Washington D.C. during November 1999.

16. In November 1999 Raymond Seitz, former United States ambassador to the United Kingdom and currently Vice Chairman - Europe of Lehman Brothers, was named Chairman of the Board of the Company.

17. The Company has agreed to grant the Options to several of its employees and certain non-employees. The following table describes the Options:

===============================================================================================================
                    No. of       Option       Vesting        Vesting
Name               Options      Exercise     Date Start     Date End            Vesting Conditions
                                  Price
---------------------------------------------------------------------------------------------------------------
Patrick            25,000        $2.50       10/1/2000      9/30/2002     Up to a maximum of 6,250 per
Burns*                                                                    year starting on the vesting date.

Glenn              25,000        $2.50       10/1/2000      9/30/2002     Up to a maximum of 6,250 per
A.R.M                                                                     year starting on the vesting date.
Hirst*

Paul Allan         25,000        $2.50       10/1/2000      9/30/2002     Up to a maximum of 6,250 per
Swain*                                                                    year starting on the vesting date.

Henry              20,000        $1.00       10/1/2000      9/30/2002     All shares exercisable after the
Bellingham+                                                               vesting start date for a period of 2
                                                                          years

Richard            20,000        $1.00       10/1/2000      9/30/2002     All shares exercisable after the
Roscoe+                                                                   vesting start date for a period of 2
                                                                          years.

Sir Malcolm        200,000       $1.00       10/1/1999      9/30/2002     All shares exercisable after vesting
Rifkind+                                                                  start date for a period of 3 years.

Barry Jones*       131,214       $2.00       10/1/2000      9/30/2002     Up to a maximum of 25% per year
                                                                          starting on the vesting date.

Raymond            200,000       $3.00       11/1/1999     10/30/2002     All shares exercisable after the
Seitz*                                                                    vesting start date for a period of 3
                                                                          years.
===============================================================================================================

*An employee, director or officer of the Company.
+Advisor or consultant to the Company.


18. On July 16, 1999, the Board of Directors of the Company approved the spin-off (the "Spin- Off") of all of the outstanding shares (the "TML Shares") of Toucan Mining Plc (formerly known as Toucan Mining Ltd) ("TML")), the Company's subsidiary engaged in the mineral development business, to the stockholders of the Company. The TML Shares will be distributed on a share for share basis to holders of the Company's common stock (the "Common Stock") as of the record date to be determined by the Board of Directors. The date of the distribution of the TML Shares has not been determined because the consummation of the distribution of the TML Shares is dependent upon the satisfaction of the following conditions: (i) the registration of the TML Shares under the Exchange Act and (ii) the furnishing of an Information Statement to the stockholders as of the record date describing TML and the distribution of the TML Shares that substantially complies with Regulation 14C under the Exchange Act. The Company has filed a registration statement on Form 20-F with respect to the TML Shares with the Securities and Exchange Commission under the Exchange Act. Pursuant to Delaware corporate law, if the distribution of the TML Shares is not consummated within 60 days of a record date, a new record date must be selected. Accordingly, the Board of Directors has determined to set a record date for the Spin-Off when there is more certainty as to the distribution date. The ITIS Shareholders have agreed in the Share Sale Agreement that they are not entitled to participate in the Spin-Off.

ITEM 6.                    EXHIBITS AND REPORTS ON FORM 8-K.


                                    EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

3.1* Amendment to the Certificate of Incorporation of the Company filed on August 25, 1999, with the Secretary of State of Delaware.

10.1(1) Share Sale Agreement  regarding ITIS  Technologies  Ltd., dated July 22,
        1999, by and among David J. Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill and Toucan Gold Corporation. (Exhibit 10.1)

10.2(1) Deed of Indemnity, dated July 22, 1999, by and among David J. Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill and Toucan Gold Corporation. (Exhibit 10.2)

10.3(1) Letter of  Appointment,  dated July 22,  1999,  by and between  David J.
        Blanchfield and ITIS Technologies Ltd. (Exhibit 10.3)

10.4(1) Letter of  Appointment,  dated July 22,  1999,  by and between  James L.
        Jackson and ITIS Technologies Ltd. (Exhibit 10.4)

10.5(1) Letter of Appointment, dated July 22, 1999, by and between David R. Wray and ITIS Technologies Ltd. (Exhibit 10.5)

10.6(1) Engagement Letter, dated July 22, 1999, by and between Commercial Technology Ltd. and ITIS Technologies Ltd. (Exhibit 10.6)

10.7(1) Engagement Letter, dated July 22, 1999, by and between CCM Ventures Ltd.
        and ITIS Technologies Ltd. (Exhibit 10.7)

10.8(1) Engagement Letter, dated July 22, 1999, by and between Robert Jeffcock and Toucan Gold Corporation. (Exhibit 10.8)

10.9* Consulting Agreement, dated September 23, 1999 by and between Sir Malcolm Rifkind and Authoriszor Ltd.

27*     Financial Data Schedule (Exhibit 27).
------------------
(1) Incorporated by reference to the exhibit shown in parenthesis included in the Company's Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission on August 6, 1999.

*Filed herewith

                               REPORTS ON FORM 8-K

1. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 30, 1999 describing the closing of the transactions with Minmet Plc, the approval of the spin-off of Toucan Mining Plc, a wholly owned subsidiary of the Company, and the execution of a Release and Settlement Agreement between the Company and an owner of certain mining claims.

2. The Company filed a Current Report on Form 8- K with the Securities and Exchange Commission on August 6, 1999 describing the acquisition of Authoriszor Ltd. (formerly known as ITIS Technologies Ltd).

3. The Company filed a Current report on Form 8-K/A with the Securities and Exchange Commission on November 17, 1999 describing the change of the name of the Company from "Toucan Gold Corporation" to "Authoriszor Inc." and containing financial statements of Authoriszor Ltd..

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AUTHORISZOR INC.
                                          (Registrant)



Date:    November 23, 1999                By:  /s/ Robert P. Jeffcock
                                               ---------------------------------
                                               Robert P. Jeffcock, President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)


Date:    November 19, 1999                By:  /s/ Robert A. Pearce
                                               ---------------------------------
                                               Robert A. Pearce, Chief Financial
                                               Officer (Principal Financial
                                               Officer and Principal Accounting
                                               officer)