Form 10QSB
period 1999-12-31
AUTHORISZOR INC
filed 2000-02-22
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

For Quarter Ended December 31, 1999                 Commission File No. 33-28562

                                AUTHORISZOR INC.
               (Exact name of registrant as specified in charter)

          Delaware                                       75-2661571
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
   of incorporation)

 1 Justin Road
 Natick, MA                                               01760-5565
--------------------------------------------------------------------------------
(Address of princ                                        (Postal Code)
 executive offices)

       Registrant's telephone number, including area code: (508) 650-3916


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

                             YES    X        NO
                                 -------         -------

As of February 22, 2000, there were 17,414,081 shares of the common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES           NO    X
     ------       ------

                                AUTHORISZOR INC.

                                December 31, 1999

                                      INDEX

PART I.           FINANCIAL INFORMATION                               Page No.
                                                                      --------

Item 1.  Financial Statements

Consolidated Balance Sheets as of December 31, 1999
(unaudited) and June 30, 1999...........................................F-1

Consolidated Statements of Operations for the three
and six months ended December 31, 1999, and 1998
(unaudited) and for the period January 15, 1997
(date of inception) to December 31, 1999 (unaudited)....................F-2

Consolidated Statement of Stockholders' Equity for
the six months ended December 31, 1999 (unaudited)......................F-4

Consolidated Statements of Cash Flows for the six
months ended December 31, 1999 and 1998 (unaudited)
and for the period January 15, 1997 (date of inception)
to December 31, 1999 (unaudited)........................................F-5

Notes to Consolidated Financial Statements (unaudited)..................F-6

Item 2.  Management's Discussion and Analysis or Plan
         of Operation.....................................................1

PART II.  OTHER INFORMATION...............................................5

Item 1.  Legal Proceedings................................................5

Item 2.  Changes in Securities ...........................................5

Item 3.  Defaults Upon Senior Securities..................................6

Item 4.  Submission of Matters to a Vote of
         Security Holders.................................................6

Item 5.  Other Information................................................6

Item 6.  Exhibits and Reports on Form 8-K................................10

SIGNATURES...............................................................12

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

                                                                        December 31, 1999           June 30, 1999
                                                                            (unaudited)
                                                                                 $                          $
ASSETS

Cash                                                                              394,505                      698
VAT recoverable and other assets                                                   82,269                    2,498
                                                                         ----------------         ----------------
Total current assets                                                              476,774                    3,196
Advance receivable (Note C)                                                       160,800                        -
Investment in securities                                                          346,500                        -
Investment in subsidiary held-for-sale (Note D)                                 1,707,398                        -
Computer and office equipment, net of accumulated
depreciation                                                                      155,928                   21,594
Intangible assets (Note E)                                                         30,000                        -
                                                                         ----------------         ----------------
                                                                                2,400,626                   21,594
                                                                         ----------------         ----------------
                                                                                2,877,400                   24,790
                                                                         ================         ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to related parties                                                27,906                        -
Accounts payable and other liabilities                                            155,968                  100,670
                                                                         ----------------         ----------------
Total current liabilities                                                         183,874                  100,670

Stockholders' equity (deficit) (Note F)
Preferred stock, par value $.01 per share; authorized: 2,000,000
shares; issued and outstanding: none                                                    -                        -
Common stock, $.01 par value per share; authorized:
30,000,000 shares; issued and outstanding: 14,316,808 shares and
60 shares respectively                                                            143,168                        9
Additional paid-in capital                                                      6,403,499                        -
Accumulated other comprehensive income                                             (5,354)                   2,846
Accumulated deficit during the development stage                               (3,847,787)                 (78,735)
                                                                         ----------------         ----------------
                                                                                2,693,526                  (75,880)
                                                                         ----------------         ----------------
                                                                                2,877,400                   24,790
                                                                         ================         ================



        The accompanying notes are an integral part of these statements.

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the periods ended

                                                                                                                    January 15, 1997
                                      For the three months ended                   For the six months ended          (inception) to
                                  December 31,          December 31,         December 31,         December 31,         December 31,
                                     1999                  1998                 1999                 1998                  1999
                                      $                     $                    $                     $                     $

Net sales                                     -            32,682                   -               32,682                37,001
Cost of sales                                 -             8,962                   -                8,962                10,559
                                  ---------------   ---------------     --------------       ---------------       -----------------
Gross profit                                  -            23,720                   -               23,720                26,442

Operating expenses
Professional fees                       660,405             2,494             696,399                5,071               701,470
Financing costs (Note F)              2,345,680                 -           2,345,680                    -             2,345,680
Marketing and advertising               183,720                 -             212,229                    -               212,229
Administrative                          359,482            15,672             715,549               30,449               815,655
                                  ---------------   ---------------     --------------       ---------------       -----------------
Total operating costs and expenses    3,549,287            18,166           3,969,857               35,520             4,075,034

Operating (loss) income             (3,549,287)             5,554         (3,969,857)             (11,800)           (4,048,592)

Other income
Interest income                           1,296                 -              1,526                     -                 1,526
Gain on sale of investments                   -                 -            199,279                     -               199,279
                                  ---------------   ---------------     --------------       ---------------       -----------------
Total other income                        1,296                 -            200,805                     -               200,805
                                  ---------------   ---------------     --------------       ---------------       -----------------
Net (loss) earnings                 (3,547,991)             5,554        (3,769,052)              (11,800)           (3,847,787)
                                  ===============   ===============     ==============       ===============       =================

Weighted average shares
 outstanding
 Basic and Diluted                   13,907,193        13,765,808         12,801,720            13,765,808
                                  ===============   ===============     ==============       ===============


AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)


Net (loss) income per common share
Basic and Diluted                 $      (0.26)     $        0.01       $     (0.29)         $       (0.01)
                                  ===============   ===============     ==============       ================


        The accompanying notes are an integral part of these statements.

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
For the period ended

                                                                                               Accumulated
                                                                                                     other
                                                                    Additional                     compre-                 Compre-
                          Preferred Stock         Common Stock         paid-in    Accumulated      hensive                 hensive
                        Shares       Amount    Shares       Amount     capital        deficit       income      Total      income
                                        $                      $           $              $           $           $           $

Balance at July 1, 1999     -            -             60         9            -     (78,735)      2,846      (75,880)

Issuance of common stock
($0.16 per share)           -            -         17,835     2,828            -            -          -         2,828

Recapitalization            -            -     13,747,913   134,821    3,097,172            -          -     3,231,993

Issuance of common stock    -            -        551,000     5,510    3,306,327            -          -     3,311,837

Comprehensive income:
  Foreign currency
  translation adjustment    -           -              -         -            -             -    (8,200)       (8,200)      (8,200)

  Net loss during the
    period                  -           -              -         -            -   (3,769,052)         -    (3,769,052)  (3,769,052)
Total comprehensive
  loss                                                                                                                  (3,777,252)
                         ---------    -------- ----------  ---------   --------- ------------  ---------  ------------ =============
Balance at
  December 31, 1999         -            -     14,316,808   143,168    6,403,499  (3,847,787)   (5,354)     2,693,526
 (unaudited)             =========    ======== ==========  =========   =========  ===========  =========  ============


         The accompanying notes are an integral part of this statement.

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the periods ended


                                                                                                         Jan. 15, 1997
                                                                                                        (inception) to
                                                                Six months ended December 31,             December 31,
                                                               1999                      1998                 1999
                                                                 $                         $                    $
Net cash flows (used in) provided by operating
  activities

  Net loss during the period                               (3,769,052)                (11,800)            (3,847,787)
  Adjustments to reconcile net loss
  to net cash (used in) provided by operating
  activities:
     Fair value of shares in exchange for services            406,600                       -                406,600
     Non-cash compensation expense                             52,849                       -                 52,849
     Non-cash financing costs                               2,345,680                       -              2,345,680
     Gains on sale of investments                            (199,279)                      -               (199,279)
     Depreciation                                              27,901                     604                 38,296
     Receivables and other assets                             (80,766)                (18,944)               (83,354)
     Accounts payable and accrued liabilities                  83,570                  39,261                184,240
                                                       --------------          --------------         --------------
                                                            2,636,555                  20,921              2,745,032
Net cash (used in) provided by operating
activities                                                 (1,132,497)                  9,121             (1,102,755)
Net cash flows (used in) provided by investing
activities
Acquisition of equipment                                     (161,740)                 (1,027)              (194,515)
Sale of investments in securities                           1,360,579                       -              1,360,579
Advance in WRDC                                              (160,800)                      -               (160,800)
Purchase of intangible assets                                 (30,000)                      -                (30,000)
                                                       --------------          --------------         --------------
Net cash flows (used in) provided by investing
activities                                                  1,008,039                  (1,027)               975,264
Net cash flows provided by financing activities
Proceeds from issuance of stock                               506,708                       -                506,717
Recapitalization                                                  711                       -                    711
                                                       --------------          --------------         --------------
Net cash flows provided by financing activities               507,419                       -                507,428
Effect of exchange rate changes on cash                        10,846                    (590)                14,568
                                                       --------------          --------------         --------------
Net increase in cash                                          393,807                   7,504                394,505
Cash at beginning of period                                       698                     624                      -

Cash at end of period                                         394,505                   8,128                394,505
                                                       ==============          ==============         ==============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                       -                       -                      -
     Income taxes                                                   -                       -                      -



        The accompanying notes are an integral part of these statements.

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

NOTE A - BASIS OF PREPARATION

The consolidated financial statements of Authoriszor Inc. and subsidiaries (the "Company") contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of December 31, 1999 and the consolidated results of operations and cash flows for the six months then ended have been made. All such adjustments, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of June 30, 1999, included in the Company's Form 8/K/A.

NOTE B - RECAPITALIZATION OF SHARES

On July 22, 1999, Toucan Gold Corporation (Toucan) acquired all of the outstanding capital stock of Authoriszor Limited (formerly known as ITIS Technologies Ltd) a UK company, in exchange for restricted shares of common stock of Toucan (the Exchange) pursuant to a Share Exchange Agreement between Toucan and Authoriszor Limited. Toucan exchanged 4,680,375 shares of common stock for all of Authoriszor Limited's issued and outstanding shares of common stock. At June 30, 1999, Toucan had disposed of all of its operations. For accounting purposes, the Exchange has been treated as a recapitalization of
Authoriszor  Limited.  The  accompanying   financial  statements  are  those  of
Authoriszor Limited. Also, Toucan changed its name to Authoriszor Inc. and its fiscal year end to June 30, that of Authoriszor Limited. Immediately after the Exchange, Authoriszor Limited's former shareholders owned approximately 34% of the outstanding common stock of Toucan.

NOTE C- ADVANCE RECEIVABLE

The Company has advanced $160,800 ((pound)100,000) to a private company, WRDC Limited (WRDC) at December 31, 1999. The advance is part of a formal agreement dated January 27, 2000 wherein the Company has agreed to purchase 25.1% of the share capital of WRDC for a total cost of $960, 800 with an option to acquire the balance of the issued share capital of WRDC after October 31, 2001 at a price based on the revenue and profits of WRDC for the previous accounting period at the relevant time. The Company will receive 840,000 "D" ordinary shares of one penny each in WRDC for a price of $604,800 ((pound)378,000) and will make a further advance to WRDC of $195,200 ((pound)122,000). The total advances of $356,000 ((pound)222,000) will be converted into a note repayable to the Company over a five year period bearing interest at 6% with quarterly principal and interest payments of (pound)18,500 beginning on the second anniversary date of the first drawdown.

NOTE D - INVESTMENT IN SUBSIDIARY HELD - FOR - SALE

The Company had previously announced a spin-off of Toucan Mining plc, formerly known as Toucan Mining Limited (Toucan Mining), a wholly owned subsidiary of the Company to its stockholders, subject to the satisfaction of certain conditions, including the registration of the shares of Toucan Mining pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Toucan Mining had filed with the Securities and Exchange Commission a registration statement on Form 20-F to register its shares under the Exchange Act but had not completed the registration process. In light of the Company's need to dispose of its mining interest (except for the retained ordinary shares of Minmet plc and certain warrants to subscribe for additional ordinary shares of Minmet plc) in a timely

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

fashion in order to be able to pursue its current internet security business, the Company determined to sell Toucan Mining rather than completing the registration process and pursuing the proposed spin-off of Toucan Mining.

On January 28, 2000, the Company completed the sale (the "sale") of all of the share capital of Toucan Mining for an aggregate consideration of $809,750 ((pound)500,000). The sale of Toucan Mining was made to Golden Ridge Group Limited, a company registered in the British Virgin Islands, pursuant to a Share Sale Agreement, dated January 28, 2000 ( the "Agreement").

On the same date, and prior to the aforementioned sale of Toucan Mining, Toucan Mining transferred to the Company for a consideration of (pound)1.00 the beneficial interest in 2 million ordinary shares, (the "Minmet Shares"). The Minmet Shares cannot be sold by the Company without the consent of Minmet plc until January 6, 2001. In addition, Toucan Mining transferred to the Company for a consideration of (pound)1.00 warrants to subscribe for a further 7.7 million ordinary shares of Minmet plc at an exercise price of (pound)0.08 (the "Warrant Shares"). The Company is not contractually restricted from selling the Warrant Shares.

Accordingly, at the time of the Sale, the assets of Toucan Mining consisted primarily of certain mining claims in Brazil, the right to acquire certain additional mining claims in Brazil, and 8,030,000 shares of Minmet plc, 8 million shares of which cannot be sold without the consent of Minmet plc until January 6, 2001.

At December 31, 1999 the investment in subsidiary held-for-sale is carried at the lower of cost or market.

NOTE E - INTANGIBLE ASSETS

On July 22, 1999 the Company acquired the unregistered intellectual property rights to the Authoriszor computer software from Messrs James Jackson and David Wray, Directors of the Company and David Blanchfield, Director of Authoriszor Limited for consideration of $30,000 ((pound)19,032).

NOTE F - GRANT OF STOCK OPTIONS AND STOCK TRANSACTIONS

In October 1999, the Authoriszor Inc. 1999 Stock Plan (the "Plan") was ratified by the Company's Board of Directors. Pursuant to the Plan, the Company may grant Incentive Stock Options to any employee, officer or director of the Company or of any parent or subsidiary of the Company and may grant Non-qualified Stock Options to any person eligible to receive Incentive Stock Options, and also to consultants or advisors of the Company or its subsidiaries. The maximum number of shares that may be subject to Options and issued under the Plan is 1,000,000 shares of Common Stock. As of December 31, 1999, individuals have been granted options to acquire 282,214 shares of Common Stock that vest periodically through January 2008. The options have been granted at prices ranging from $2.00 to $4.67.

The Company has entered into Stock Option Agreements outside of the Plan. As of December 31, 1999, individuals have been granted options to acquire 480,000 shares of Common Stock that vest periodically through October 2002. The options have been granted at prices ranging from $1.00 to $3.00.

In August 1999, the Company entered an agreement with a consultant wherein the consultant is to be issued 120,000 shares of common stock for services. At December 31, 1999, 100,000 shares had been earned through services rendered. Expense equivalent to the trading value of the shares of common stock at the point in time when the shares were earned has been recorded at $406,600 and is included in professional fees. The 100,000 shares have been reflected as being issued in the Statement of Stockholders' Equity and Earnings per share calculation. The additional 20,000 shares were earned by the consultant in January 2000.

In October 1999, the Company repaid a $41,415 ((pound)25,000) loan from an employee/director with $16,566 ((pound)10,000) cash consideration and 15,000 shares of Common Stock at a 20% discount from the market price at the date of the transaction. Compensation cost of $6,600 was recorded and is included in administrative expenses.

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

In December 1999, warrants were exercised by unrelated parties to purchase 436,000 shares of Common Stock. Each of the warrants had original exercise prices of $1.50. As an incentive to the holders of the warrants to exercise their warrants, the Company reduced the exercise price from $1.50 to $1.00 if the warrants were exercised prior to December 20, 1999. Each of the warrants were exercised by December 20, 1999 and the shares of common stock have been reflected as being issued in the Statement of Stockholders' Equity and Earnings per share calculation. The trading value of the shares of common stock at the date of agreement was $6.38. The difference between the trading value and the new exercise price multiplied by the 436,000 shares amounted to $2,345,680 and has been recorded as a financing cost in the current period.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following description of "Management's Discussion and Analysis or Plan of Operation" constitutes forward- looking statements for purposes of the Securities Act of 1933, as amended (the " Securities Act" ), and the Securities Exchange Act of 1934, as amended (the " Exchange Act"), and as such involves known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "estimate," anticipate," "predict," "believes," "plan," "seek," "objective" and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following:

o one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-QSB prove not to be accurate;

o the Company is unsuccessful in securing sales through its anticipated sales and marketing efforts;

o        errors in cost estimates and cost overruns;

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

o        development of a similar competing product at a similar price point;

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

o a slowing of the growth of the acceptance and use of the Internet as a source of information and a vehicle for commerce and business;

o if the Company encounters difficulties in expanding and conducting business in foreign markets;

o if larger and more established competitors successfully employ their greater financial, marketing and sales resources, name recognition, customer contacts and/or relationships with business and technology partners to gain significant advantages over the Company; and/or

o the risk factors set forth in the Company's Form 10-QSB for the quarter ended June 30, 1999.

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

Review of Operations

         The Company is a provider of a patent-pending security solution that secures corporate Web-related information while enabling businesses to provide secure access to their corporate Web Site and Applications and to conduct secure communications over computer networks and the Internet. The Company's products and processes enable a corporation to provide secure access to the information on its Web Server to its customers, suppliers, employees and public visitors from the Internet, according to their pre-determined security profile.

         The Company believes that its solution is innovatively different from any current security solution available today. The Company's solution provides security by securing a customer's Website, corporate information assets and contents off- line, thereby making this information completely inaccessible, except through the Authoriszor Protected Server. This eliminates any direct contact between the requestor and the corporate information assets.

         The benefit of the Authoriszor product suite is that it has been designed to provide an added dimension of security to existing security products, such as firewalls, virtual private networks, encryption, security tokens, smart cards and biometrics. Customer investments in these other security technologies can be retained.

         As reported in a Form 8-K filed with the Securities and Exchange Commission on August 6, 1999 and in order to begin its operations as an Internet-based company, the Company, which was previously conducting operations as a mineral development company, on July 22, 1999 acquired Authoriszor Ltd., United Kingdom Internet-based company. Following this acquisition, the name of the Company was changed to Authoriszor Inc., and the trading symbol for the Company's common stock on the OTC Bulletin Board was changed to "AUOR."

         The principal elements of the Company's strategy to achieve a leading position in the worldwide electronic security solutions market are as follows:

         Technological leadership. The Company believes that it offers one of the most innovative and best Web security solutions available in the market today. The Company intends to maintain this technological lead by devoting substantial resources to product research and development, and, if appropriate, by acquiring new products and technologies. In addition, the Company intends to increase the current functionality of its solutions which management of the Company anticipates will create further sales opportunities and additional technological barriers for others. The Company will continue to focus on open, flexible and scalable solutions while broadening the scope of its electronic security solutions.

         Global presence. The Company intends to be a leading provider of Web security solutions to large enterprises in Europe and North America and other high growth markets by expanding its sales and marketing and support organizations. To this end, the Company has increased its staff to 17 employees, including Richard A. Langevin, the Company's Chief Executive Officer, President and Interim Chief Financial Officer. See Part II. Item 5. Other Information in this Form 10-QSB for more information. The Company also intends to create a network of resellers, systems integrators and other security application vendors as clients and sales channel partners of the Authoriszor products.

         Target new industry sectors and commercial certificate authorities. The Company plans to continue to focus its sales and marketing efforts on industries where Web security is essential. These markets are currently financial services, healthcare services, government branches and large enterprises. The Company intends to target leading companies in these markets and will also target digital certificate service providers, known as commercial certificate authorities or trusted third parties.

         Develop strategic partnerships and customer relationships. The Company is working to establish strategic relationships with leading partners to broaden and accelerate the market acceptance of its Web security solutions. It will strategically target relationships with companies and other organizations that it expects to play a critical role in the future of electronic business. These relationships should facilitate broad market acceptance of the Company's electronic security solutions and management believes that they will help achieve the Company's goal of becoming a leading global provider of Web security products and services.

         Pursue selective growth opportunities. The Company intends to grow through both organic expansion as well as through selected acquisitions which management of the Company considers will accelerate the product, customer and geographic penetration.

         In January 2000, the Company secured a contract with Univentures International Limited to implement a secure Web application for use throughout nine universities located in Northern England.

         The Company's business plan and business are described in more detail in the Company's Form 10-QSB for the quarter ended June 30, 1999. Certain specific activities implementing the Company's business plan are set forth in
Part II. Item 5. Other Information in this Form 10-QSB.

Results of Operations

         The following is a discussion of the results of operations for the quarter ended December 31,1999 compared with the quarter ended December 31, 1998.

     The operating loss increased to $3,549,287 for the three months ended December 31, 1999 compared to income from operations of $5,554 in 1998. This increase was attributable primarily to financing costs of approximately $2,350,000 incurred when the Company agreed to reduce the exercise price on 436,000 warrants for the Company's common stock held by individuals. The original exercise price of the warrants was $1.50. As an incentive to the holders of the warrants to exercise their warrants, the Company reduced the exercise price from $1.50 to $1.00 if the warrants were exercised by December 20, 1999. Each of the warrants were exercised by December 20, 1999. Other expenses incurred during this period are a result of the Company entering into an agreement with a consultant wherein the consultant is to be issued 120,000 shares of the Company's Common Stock for services rendered. At December 31, 1999, 100,000 shares had been earned and expenses equivalent to the trading value of the shares of Common Stock at the point in time when the shares were earned has been recorded at approximately $407,000. The remaining increase between the two periods is attributable to costs incurred in setting up the Company's development center, preparing for the opening of the sales office, recruiting employees, legal and professional fees in connection with the recapitalization transaction (Note B to the Financial Statements) and costs in connection with being a public company.

         The following is a discussion of the results of operations for the six months ended December 31, 1999.

         The Company did not have any sales in the six months ended December 31, 1999 compared to $32,682 for the comparative period in 1998.

         In the six months ended December 31, 1999, the Company recognized a gain on the sale of investment securities in the amount of $199,279. These securities had been received in connection with the aforementioned recapitalization transaction.

         In January 2000, the Company agreed to reduce the exercise price on options held by certain individuals, including Robert P. Jeffcock, former officer and current Director of the Company, Robert A. Pearce, former officer and Director and L. Clark Arnold, former officer and Director, from the original exercise price of $1.00 to a new exercise price of $0.66 provided the option holders exercised their options on or prior to 31 January 2000. Each of the individuals exercised their options by the above deadline. The Company will record financing costs of approximately $2,965,000, which will be reflected in the quarter ended March 31, 2000.

Financing Management's Plan of Operation

         Following the acquisition of Authoriszor Ltd. in July 1999, the Company had approximately $1,600,000 in cash and other liquid assets, including securities of Minmet Plc. ("Minmet"). Following the acquisition of Authoriszor Ltd., the Company sold in the quarter ended September 30, 1999 10.5 million Minmet shares with Minmet's consent at the price of 8 pence (sterling) per share. These transactions resulted in net cash proceeds to the Company of approximately $1,360,000. Pursuant to its agreement with Minmet, the Company may not sell any of its remaining Minmet shares until January 6, 2001 without Minmet's prior approval; provided, however, that Minmet plc has agreed that the Minmet Shares may be placed through Minmet plc's brokers with Minmet plc's consent at any time, and Minmet plc has undertaken to act reasonably in respect of any requests with regard to such sales of Minmet shares.

     The Company has provided loans to Authoriszor Ltd. through December 31, 1999 of approximately $1,200,000.

         In December 1999, the Company engaged Beeson Gregory of London, England as its financial advisor and investment banker to raise a substantial amount of capital for the Company in a placement in Europe and the United Kingdom. To raise funds on a short term basis to permit the Company to continue its operations and to make a loan to WRDC Limited ("WRDC") in the principal amount of $160,800 as part of its investment agreement with WRDC, the Company considered various alternatives. The Company proposed to Minmet Plc that the Company be permitted to sell additional Minmet shares, but Minmet refused to consent to such further sales. The Company sought to raise additional short term capital by offering an incentive to holders of warrants to purchase 436,000 shares of common stock to exercise such warrants in December by reducing the exercise price of such warrants from $1.50 to $1.00 per share if the warrants were exercised by December 20, 1999. The warrant holders exercised their warrants by December 20, 1999. See Part II. Item 2. Changes in Securities. Similarly, in January 2000, the Company offered a similar incentive to holders of options to purchase 350,000 shares of common stock by reducing the exercise price of such options from $1.00 to $.66 per share if such stock options were exercise by January 31, 2000. All of such stock options were exercised by January 31, 2000. See Part II, Item 5. Other Information

     In addition, in January 2000 the Company sold the stock of its subsidiary Toucan Mining Plc (formerly Toucan Mining Limited) for $809,750 ((pound)500,000) in cash. This transaction was undertaken because of the Company's need to dispose of its mining interests (except for the retained Minmet securities) in a timely fashion to be able to pursue its current Internet security business and to facilitate the proposed placement that was being arranged by Beeson Gregory. Prior to the sale, Toucan Mining Plc transferred to the Company warrants to purchase 7.7 million shares of Minmet Plc at an exercise price of 8 pence (sterling) per share and 2 million Minmet Shares. The shares of Minmet Plc to be acquired on exercise of the warrants are not subject to any contractual restrictions with Minmet Plc; however, the Minmet Shares cannot be sold until January 2001 without the consent of Minmet Plc. See Part II. Item 5. Other Information.

         In February 2000, the Company placed (the "Placement") 2,727,273 shares of common stock ("Placing Shares") at $11.00 per share. The Placement was made pursuant to Regulation S under the Securities Act in the United Kingdom and Europe. The gross proceeds of the Placement were $30,000,003. In addition, the Company granted an option to Beeson Gregory, the placement agent, to purchase 136,363 shares of common stock at an exercise price of $11.00 per share for a term of two years. The Company has granted certain registration rights to the purchasers and future holders of the Placing Shares. See Part II. Item 5. Other Information.

     Beeson Gregory received a commission of 5% of the total gross proceeds. The Company has also appointed Beeson Gregory as its financial advisor and has agreed to pay Beeson Gregory an annual financial advisory fee of $40,000 ((pound)25,000). The Company estimates that the proceeds of the offering, net of expenses and commissions, will result in cash available to the Company of approximately $28,335,000. The Company intends to use such net proceeds to provide working capital to the Company and its subsidiaries and to fund strategic investments, acquisitions and research and development.

     Subsequent to completion of the Placement, the Company, through Authoriszor Holdings Limited, has acquired 25.1% of the stock of WRDC for an aggregate subscription price of $604,800 ((pound)378,000) . In addition, on making the subscription, the Company made a loan in the principal amount of $195,200 ((pound)122,000) to WRDC, repayable (with interest) over a five year period beginning on the second anniversary date of the first drawdown. The Company has converted the terms of the existing interest free loan to WRDC in the principal amount of $160,800 ((pound)100,000) to similar terms. The Company also has the option to purchase the remaining 74.9% of WRDC at a pre-determined price, over the next five years. See Part II. Item 5. Other Information.

         As the result of these transactions, management considers that the cash resources of the Company are adequate for its working capital requirements for approximately the next twelve months.

Year 2000 Compliance

         The Year 2000 issue results from the historical use in computer software programs and operating systems of a two digit number to represent the applicable year. Marketplace concerns arose as to whether certain software and hardware would fail to properly function when confronted with dates that contain "00" as a two digit year. To address the potential risk of disruption of operations, the Company reviewed its own software products and conducted an impact analysis. The Company determined that all of the Company's products were designed to record, store, and process calendar dates occurring before and after January 1, 2000 with the same full-year accuracy (i.e. four numeric characters instead of two) and the impact analysis identified no major risk of failure within the Company's in-house computer systems, which include the accounting and management information systems.

         To date, the Company has not experienced any material problems relating to the Year 2000 issue. However, the Company has not yet experienced all factors (such as the February leap year date and future shipments from suppliers) that might have Year 2000 readiness implications. The Company will continue to monitor and evaluate internal Year 2000 compliance.

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.

         None

Item 2.           Changes in Securities.

(a)  None

(b)  None

(c) On October 6, 1999, the Company repaid a $41,415 ((pound)25,000) loan from James L. Jackson with $16,566 ((pound)10,000) in cash consideration and 15,000 shares of the Company's common stock, $.01 par value (the "Common Stock"), at a 20% discount from the then current market price. James Jackson subsequently transferred 7,500 shares of the Common Stock to an assignee. These shares of Common Stock were issued pursuant to the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act") set forth in Section 4(2) of the Securities Act.

     In December 1999, (i) Zalcany Limited exercised a warrant to purchase 124,667 shares of Common Stock at an exercise price of $1.00 per share;
     (ii) Zalcany Limited, as nominee for Richard Harris, exercised a warrant to purchase 70,000 shares of Common Stock at an exercise price of $1.00 per share; (iii) Roy Williams exercised a warrant to purchase 68,000 shares of Common Stock at an exercise price of $1.00 per share; (iv) Igor Mousasticoshvily exercised a warrant to purchase 133,333 shares of Common Stock at an exercise price of $1.00 per share; and (v) Mustardseeds Estates Limited exercised a warrant to purchase 40,000 shares of Common Stock at an exercise price of $1.00 per share. As an incentive to the holders of the warrants to exercise their warrants, the Company reduced the exercise price from $1.50 to $1.00 if the warrants were exercised prior to December 20, 1999. Certificates evidencing these shares have not yet been issued but the shares are included in the number on the cover page indicating the total number of currently issued and outstanding shares of Common Stock. These shares of Common Stock will be issued by the Company pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

     The Company has agreed to issue 120,000 shares of Common Stock to a consultant in compensation for services rendered. Certificates evidencing these shares have not yet been issued and the shares are included in the number on the cover page indicating the total number of currently issued and outstanding shares of Common Stock. The shares of Common Stock will be issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

     The Company has agreed to grant certain options (the "Options") to purchase shares (the "Option Shares") of the Common Stock to certain employees of the Company pursuant to the 1999 Stock Plan and to certain consultants, officers and directors of the Company by separate agreements. See Part II.
     Item 5. Other Information. It is contemplated that the 1999 Stock Option Plan will be registered under the Securities Act on Form S-8.

Item 3.           Default Upon Senior Securities.

         None

Item 4.           Submission of Matters to a Vote of Security Holders.

         None

Item 5.           Other Information.

         The following significant events have occurred during the quarter ended December 31, 1999 or subsequent thereto:

1. Effective October 1, 1999, Sir Malcolm Rifkind was appointed as a consultant to Authoriszor Limited. Pursuant to his Consulting Agreement, Sir Malcolm Rifkind was granted stock options to acquire 200,000 shares of the Common Stock at an exercise price of $1.00 per share. On January 12, 2000, Sir Malcolm Rifkind was appointed to the Company's Board of Directors.

2. On December 1, 1999, Barry Jones was appointed as the Marketing Director of Authoriszor Limited and was also appointed to the Board of Directors of Authoriszor Ltd. In connection therewith, Barry Jones was granted stock options to acquire 131,214 shares of the Common Stock at an exercise price of $2.00 per share.

3. On December 1, 1999, Raymond Seitz, former United States ambassador to the United Kingdom and currently Vice Chairman - Lehman Brothers Europe, was named Chairman of the Board of the Company. The Company granted Mr. Seitz stock options to acquire 200,000 shares of the Common Stock at an exercise price of $3.00 per share.

4. At a meeting of the Company's Board held on January 12, 2000, Richard A. Langevin was elected to the Board and his appointment as Chief Executive Officer and President of the Company was ratified. Mr. Langevin had replaced Robert Jeffcock as Chief Executive Officer and President of the Company effective January 1, 2000. Mr. Langevin is based in the Boston, Massachusetts area at the Company's new headquarters located at 1 Justin Road, Natick, Massachusetts 01760-5565. Mr. Langevin entered into an Executive Employment Agreement with the Company, dated as of January 1, 2000, under which he has been appointed Chief Executive Officer of the Company. The term of this Agreement is four (4) years, expiring December 31, 2003, and terminable immediately for cause by either the Company or Mr. Langevin. Mr. Langevin is entitled to compensation of (i) a base salary of $225,000 (the "Salary"); (ii) a minimum annual bonus of $125,000, payable in pro rata quarterly increments, provided that certain quarterly Management-By-Objectives targets are achieved (the "Bonus"); and (iii) stock options to purchase a cumulative total of 500,000 shares of the Common Stock in increments of (A) 200,000 shares exercisable on or after January 1, 2001, (B) 100,000 shares exercisable on or after January 1, 2002, (C) 100,000 shares exercisable on or after January 1, 2003 and (D) 100,000 shares exercisable on or after January 1, 2004, all at an exercise price of $6.75 per share (the "Langevin Options"). In the event of a sale of the Company during the term of the Agreement, all Salary payments and Bonus payments under the Agreement would become immediately due and payable and all of the Langevin Options would become immediately exercisable. If not terminated due to certain other events listed, each of the Langevin Options terminates on December 31, 2009.

5. Robert P. Jeffcock resigned from the offices of President and Secretary of the Company and remained a Director of the Company. Effective January 28, 2000, James L. Jackson was elected Vice President and Secretary of the Company.

6. Andrew M. Cussons was appointed as Financial Director of Authoriszor Limited and commenced his duties on January 1, 2000.

7. Pursuant to an agreement, dated January 12, 2000, between the Company and Authoriszor Holdings Limited ("AHL"), the Company transferred its entire holding of shares in Authoriszor Limited to AHL. The consideration payable for this transfer was the issue and allotment of 100,000 fully paid shares in AHL to the Company.

8. Robert A. Pearce and L. Clark Arnold resigned from the Company's Board of Directors and from their offices.

9. In February 2000, the Company placed (the "Placement") 2,727,273 shares of the Common Stock the ("Placing Shares") at $11.00 per share. The Placement was made pursuant to Regulation S under the Securities Act in the United Kingdom and Europe. The gross proceeds of the Placement were $30,000,003. In addition, the Company granted an option to Beeson Gregory, the placement agent, to purchase 136,363 shares of common stock at an exercise price of $11.00 per share for a term of two years. Beeson Gregory also received a commission of 5% of the total gross proceeds, the reimbursement of certain of its expenses, and has been appointed as the Company's financial advisor at an annual advisory fee of $40,000 ((pound)25,000). The Placing Agreement contained warranties, representations, indemnities, undertakings, covenants and other agreements on the part of the Company and certain of the Directors. In connection with the Placement, the Directors of the Company entered into an agreement with the Company and Beeson Gregory on January 28, 2000 whereby each Director agreed that, except in certain specified events, he will not, without the prior written consent of Beeson Gregory, dispose of any of his shares of Common Stock, including shares that are the subject of options or warrants during the six month period following the date of this agreement.

     The offering of such securities in the Placement has not been registered under the Securities Act pursuant to Regulation S, and the shares were not offered, sold, or delivered in the United States or for the account or benefit of any United States Person (as such terms are defined in Regulation S). Such securities may not be reoffered or resold in the United States absent registration under the Securities Act or pursuant to an applicable exemption from such registration requirements. Hedging transactions in the common stock may not be engaged in unless in compliance with the Securities Act.

10. The Company has agreed to grant certain registration rights to the holders (the "Holders") of the Placing Shares pursuant to a Registration Rights Agreement entered into at the completion of the Placement. The Registration Rights Agreement provides that the Company shall prepare and shall file with the Securities and Exchange Commission (the "SEC") as soon as reasonably practicable, but in any event not later than that date which is thirty calendar days after the completion of the Placement, a Registration Statement (the "Reoffer Registration Statement") with respect to the offer and sale of the Placing Shares by the Holders from time to time, in brokerage transactions, over a stock exchange, utilizing the facilities of an inter-dealer quotation system, in an underwritten offering or in privately negotiated off-market transactions. The Company shall cause the Reoffer Registration Statement to become effective under the Securities Act not later than that date which is sixty days after the Reoffer Registration Statement is filed; provided that if the placement agent of the Placing Shares determines, such determination to be made reasonably, that the Company is acting in good faith to cause the Reoffer Registration Statement to be declared effective, such date will be extended to ninety days after filing thereof.

     The Company is obligated to use its best efforts to keep the Reoffer Registration Statement continuously effective in order to permit the Prospectus forming part thereof to be usable by Holders for a period of two years from the date the Reoffer Registration Statement is declared effective by the SEC.

     If, (i) for any reason the Reoffer Registration Statement is not filed with the SEC or the Reoffer Registration Statement is not declared effective, in each instance, within the time periods described above or (iii) the Reoffer Registration Statement ceases to be effective so that the Prospectus contained therein is not usable by the Holders during the time period described above; or (iii) any of the securities remain "restricted securities" as defined in Rule 144 promulgated by the SEC under the Securities Act following the time when the Reoffer Registration Statement is effective, then if any holder so requests the following will apply:

     The Company shall as promptly as practicable (but in no event not more than 30 days after so requested by any holder) file with the SEC and thereafter shall cause to be declared effective under the Securities Act, a registration statement (which may be at the election of the holder so requesting a "shelf" registration statement) relating to the offer and sale of the Placing Shares by the requesting holder from time to time in accordance with the methods of distribution elected by such holder and set forth in such registration statement; provided, that if permitted under the Securities Act and by the SEC, the Company may file a pre- or post effective amendment or supplement to the Reoffer Registration Statement if such action would completely fulfil its obligations.

     The Company shall bear all expenses incurred in connection with any registration statement and will reimburse the holders whose Placing Shares are included in any registration statement for the reasonable fees and disbursements of one firm or counsel (in addition to one local counsel in each relevant jurisdiction) designated by the holders of a majority of shares included in such registration statement to act as counsel for Holders in connection therewith up to $20,000.

     In the event that the Company fails to comply with any provision of the Registration Rights Agreement, the Company shall within thirty days after the date on which the Company was required to take any action or, if such date is undeterminable, the date of the receipt by the Company of a demand from any holder (in either case, the

     "Initial Date"), purchase from each Holder all securities which could have been included in any registration statement held by each respective holder for a purchase price (the "Purchase Price") equal to the product of (a) the average Market Value Per Share (as defined below) during the period beginning on the Initial Date and ending on the date of payment of the Purchase Price multiplied by (b) the number of securities being purchased from such holder. The Company shall also pay all reasonable costs (including all transfer taxes, stamp duty or SDRT) and fees associated with such purchase by the Company. Each holder may, in its sole discretion, waive its right, in whole or in part, to have the Company repurchase such securities held by him and retain the ownership of such securities. For purpose of calculating the Purchase Price, "Market Value Per Share" at any date shall be (i) the highest reported sale price on that date with respect to each type of security in question listed on an international securities exchange or admitted to unlisted trading privileges on such an exchange or, if applicable, (ii) the highest reported sale price on that date with respect to each type of security in question quoted or traded on the NASD OTC Bulletin Board or NASDAQ National Market System ("NASDAQ NMS") or the European Association of Securities Dealers Automated Quotation System ("EASDAQ") or, if applicable, (iii) if no such sale is made on such day, the mean of the closing bid and asked prices for such day on such exchange or reported by NASD OTC Bulletin Board or NASDAQ NMS or EASDAQ.

     In the event that the resale of the Placing Shares pursuant to the Reoffer Registration Statement is not effected pursuant to an underwritten offering, certain holders of piggyback registration rights with respect to the Company's securities may be entitled to include their shares of Common Stock in the Reoffer Registration Statement.

11. On January 28, 2000, the Company completed the sale of all of the share capital of Toucan Mining Plc ("Toucan Mining"), a wholly owned subsidiary of the Company, for an aggregate consideration of $809,750 ((pound)500,000). The sale of Toucan Mining was made to Golden Ridge Group Limited, a company registered in the British Virgin Islands, pursuant to a Share Sale Agreement, dated January 28, 2000. On the same date, and prior to the aforementioned sale of Toucan Mining, Toucan Mining transferred to the Company for a consideration of(pound)1.00 the beneficial interest in 2 million ordinary shares of Minmet plc (the "Minmet Shares"). The Minmet Shares cannot be sold by the Company without the consent of Minmet plc until January 6, 2001. In addition, Toucan Mining transferred to the Company for a consideration of(pound)1.00 warrants to subscribe for a further 7.7 million ordinary shares of Minmet plc at an exercise price of(pound)0.08 (the "Warrant Shares"). The Company is not contractually restricted from selling the Warrant Shares. The Company had previously announced a spin-off of Toucan Mining to its stockholders, subject to the satisfaction of certain conditions, including the registration of the shares of Toucan Mining pursuant to the Securities Exchange Act of 1934, as amended. Toucan Mining had filed with the Securities and Exchange Commission a registration statement on Form 20-F to register its shares under the Exchange Act but had not completed the registration process. In light of the Company's need to dispose of its mining interests (except for the retained Minmet Shares and Warrant Shares) in a timely fashion in order to be able to pursue its current Internet security business, the Company determined to sell Toucan Mining rather than completing the registration process and pursuing the proposed spin-off of Toucan Mining.

12. On January 27, 2000, AHL, a wholly owned subsidiary of the Company, entered into an agreement (the "WRDC Agreement") pursuant to which AHL subscribed for 840,000 "D" Ordinary Shares of one penny each in WRDC Limited ("WRDC"), a company organized pursuant to United Kingdom law, for an aggregate subscription price of $604,800 ((pound)378,000), conditioned upon the completion of the Placement prior to April 30, 2000. The WRDC Agreement contains the terms of an option pursuant to which AHL has the right to acquire the balance of the issued share capital of WRDC after October 31, 2001, at a price based on the revenue and profits of WRDC for the previous accounting period at the relevant time. In addition, on making the subscription, the Company made a loan of $195,200 ((pound)122,000) to WRDC, repayable (with interest) over a five year period beginning on the second anniversary date of the first drawdown, and Authoriszor Limited had converted the terms of an existing interest free loan to WRDC for $160,800 ((pound)100,000) to similar terms. WRDC offers professional services in information technology focused on core technologies of messaging, directories, network security and data communications. Technology underpins all WRDC projects, ranging from strategic and operational consultancy, through the design and implementation of systems integration projects, to the provision of fully managed information technology services.

13. In December 1999, the Company entered into a letter of intent to acquire an application service provider in the United Kingdom. The letter of intent contained certain conditions which had to be met in order to complete the contemplated arrangements and, as these conditions were not met by January 31, 2000, the Company withdrew from the contemplated transaction.

14. The Authoriszor Inc. 1999 Stock Plan (the "Plan") was ratified by the Company on October 4, 1999. Pursuant to the Plan, the Company may grant Incentive Stock Options to any employee, officer or director of the Company or of any parent or subsidiary of the Company, and may grant Non-qualified Stock Options to any person eligible to receive Incentive Stock Options, and also to consultants or advisors of the Company or its subsidiaries. The maximum number of shares that may be subject to Options and issued under the Plan is 1,000,000 shares of Common Stock. The following table describes Options that the Company has granted or agreed to grant under the Plan:

                      No. of        Option       Vesting        Vesting
Name                 Options       Exercise    Date Start       Date End    Vesting Conditions
                                    Price
Andrew                25,000        $2.50        1/1/2001      1/1/2008     Up to a maximum of 6,250 per year
Llewellyn                                                                   starting on the vesting date.

Christopher           25,000        $4.67       12/1/2000     12/1/2007     Up to a maximum of 6,250 per year
Noble                                                                       starting on the vesting date.

Clifford Gladwin      25,000        $3.45       12/1/2000     12/1/2007     Up to a maximum of 6,250 per year
                                                                            starting on the vesting date.
Frank                 25,000        $2.50        1/1/2001      1/1/2008     Up to a maximum of 6,250 per year
Majkowski                                                                   starting on the vesting date.

Shaun Summers          1,000        $3.00       12/1/2000     12/1/2007     Up to a maximum of 250 per year
                                                                            starting on the vesting date.

Andrew                25,000        $6.75        1/1/2001    12/31/2008    Up to a maximum of 6,250 per year
Cussons                                                                     starting on the vesting date.

Andrew                75,000        $6.75        4/1/2001      4/1/2008     Options vest subject to certain
Cussons                                                                     performance conditions up to a
                                                                            maximum of 18,750 per year.

Andrew Cole           25,000        $7.10        2/1/2001      2/1/2008     Up to a maximum of 6,250 per year
                                                                            starting on the vesting date.

Barry Jones           131,214       $2.00       10/1/2000     9/30/2007     Up to a maximum of 25% per year
                                                                            starting on the vesting date.

David Blain           25,000        $10.31       2/1/2001      2/1/2008     Up to a maximum of 6,250 per year
                                                                            starting on the vesting date.

Ian                   40,000        $10.31       2/1/2001      2/1/2008     Up to a maximum of 10,000 per year
Weatherhogg                                                                 starting on the vesting date.

Ian Joyce              2,000        $10.31      2/1/2001       2/1/2008     Up to a maximum of 500 per year
                                                                            starting on the vesting date.

Shaun Summers          1,500        $10.31      2/1/2001       2/1/2008     Up to a maximum of 375 per year
                                                                            starting on the vesting date.

Paul                  2,500         $10.31      2/1/2001       2/1/2008     Up to a maximum of 625 per year
Leivesley                                                                   starting on the vesting date.

John Pitt             2,500         $10.31      2/1/2001       2/1/2008     Up to a maximum of 625 per year
                                                                            starting on the vesting date.



15. The Company has entered into Stock Option Agreements outside of the Plan with certain individuals in the fiscal quarter ending December 31 and thereafter, the details of which are described below:

                   No. of        Option       Vesting         Vesting
Name               Options      Exercise     Date Start       Date End    Vesting Conditions
                                  Price
Henry              20,000        $3.00        11/1/99       9/30/2002     None
Bellingham+

Richard            20,000        $3.00        11/1/99       9/30/2002     None
Roscoe+

Richard A.         500,000       $6.75       1/1/2001      12/31/2009     Shares vest on schedule detailed in
Langevin*                                                                 paragraph 4 of this Item 5.

Raymond            200,000       $3.00        11/1/99      10/30/2002     None
Seitz*

Beeson             136,364      $11.00       2/11/2000      2/1/2002      None
Gregory
Limited+


*An employee,  director or officer of the Company.
+Advisor or consultant to the Company.

16. On January 10, 2000, the Company filed a Registration Statement on Form S-8 covering the issuance of 350,000 shares of Common Stock underlying options held by David Carmichael, L. Clark Arnold, Robert P. Jeffcock and Robert A. Pearce (the "Option Holders") pursuant to certain stock option agreements between these individuals and the Company. As an incentive to the holders of these options to exercise their options on or before January 31, 2000, the Company reduced the exercise price from $1.00 per share to 66.66 cents per share of Common Stock, provided that the Option Holders exercised their options on or prior to January 31, 2000. Each Option Holder exercised in January 2000 at the discounted exercise price.

Item 6.           Exhibits and Reports on Form 8-K.

                                    EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

+10.1*            Executive Employment Agreement, dated as of January 1, 2000, by and between the Company and Richard A. Langevin. (Exhibit 10.1)

+10.2*            Authoriszor Inc. 1999 Stock Plan. (Exhibit 10.2)

+10.3*            Form of Agreement under the 1999 Stock Plan and Schedule of
                  Agreements (Exhibit 10.3)

+10.4* Consulting Agreement, dated November 12, 1999, by and among the Company and The Honorable Raymond G H Seitz (Exhibit 10.4)

+10.5* Consulting Agreement, dated September 23, 1999, by and among the Company and The Rt. Hon. Sir Malcolm Rifkind KCMG QC
                  (Exhibit 10.5)

+10.6* Stock Option Agreement, dated as of September 23, 1999, by and between the Company and Sir Malcolm Rifkind. (Exhibit 10.6)

10.7* Placing Agreement, dated as of January 28, 2000, by and among the Company, Beeson Gregory Limited and certain Directors of the Company. (Exhibit 10.7)

10.8* Supplemental Placing Agreement, dated as of February ___, 2000, by and among the Company, Beeson Gregory Limited and certain
                  Directors of the Company. (Exhibit 10.8)

10.9*             Registration Rights Agreement, dated February 16, 2000, by and between the Company and Beeson Gregory Limited. (Exhibit 10.9)

10.10*            Lock-up Agreement, dated January 2000, by and among the Company,
                  Beenon Gregory Limited and Raymond Seitz and Others. (Exhibit 10.10)

10.11* Deed of Covenant, dated as of February 22, 2000, by and among Authoriszor Holdings Limited, WRDC Limited and certain persons named in Schedule 1 to the Deed. (Exhibit 10.11)


10.12* Shareholders' Agreement, dated as of January 27, 2000, by and among Authoriszor Holdings Limited, WRDC Limited, the shareholders of WRDC Limited and the Company, relating to WRDC
                  Limited. (Exhibit 10.12)

10.13*            Letter Agreement, dated February 22, 2000, by and between
                  Authoriszor Holdings Limited and WRDC Limited regarding credit facility. (Exhibit 10.13)

10.14*            Letter Agreement, dated February 22, 2000, by and between
                  Authoriszor Holdings Limited and WRDC Limited regarding credit facility. (Exhibit 10.14)

10.18(a)          Share Sale Agreement, dated as of January 28, 2000, by and between the Company and Golden Ridge Group Limited. (Exhibit 2.1)

27*               Financial Data Schedule. (Exhibit 27)



------------------
*        Filed herewith
+        Compensation plan, benefit plan or employment contract or arrangement
(a) Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, filed on February 14, 2000 with the Securities and Exchange Commission.

                               Reports on Form 8-K

1. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on December 15, 1999 reporting a change in the Company's fiscal year end from December 31 to June 30.

2. On November 17, 1999, the Company filed an Amendment to the Current Report on Form 8-K filed on August 6, 1999 with the Securities and Exchange Commission providing certain financial statements related to the Form 8-K filing.

3. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 14, 2000 describing the sale of Toucan Mining Limited.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AUTHORISZOR INC.
                                              (Registrant)



Date:    February 22, 2000                    By: /s/ Richard A. Langevin
                                              ----------------------------------
                                              Richard A. Langevin, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer
                                              (Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer)

                                INDEX TO EXHIBITS


Exhibit           Description of Exhibit

10.1              Executive Employment Agreement, dated as of January 1, 2000, by and between the Company and Richard A. Langevin. (Exhibit 10.1)

10.2              Authoriszor Inc. 1999 Stock Plan. (Exhibit 10.2)

10.3              Form of Agreement under the 1999 Stock Plan and Schedule of
                  Agreements (Exhibit 10.3)

10.4 Consulting Agreement, dated November 12, 1999, by and among the Company and The Honorable Raymond G H Seitz (Exhibit 10.4)

10.5 Consulting Agreement, dated September 23, 1999, by and among the Company and The Rt. Hon. Sir Malcolm Rifkind KCMG QC
                  (Exhibit 10.5)

10.6 Stock Option Agreement, dated as of September 23, 1999, by and between the Company and Sir Malcolm Rifkind. (Exhibit 10.6)

10.7 Placing Agreement, dated as of January 28, 2000, by and among the Company, Beeson Gregory Limited and certain Directors of the Company. (Exhibit 10.7)

10.8 Supplemental Placing Agreement, dated as of February ___, 2000, by and among the Company, Beeson Gregory Limited and certain
                  Directors of the Company. (Exhibit 10.8)

10.9              Registration Rights Agreement, dated February 16, 2000, by and between the Company and Beeson Gregory Limited. (Exhibit 10.9)

10.10             Lock-up Agreement, dated January 2000, by and among the Company,
                  Beenon Gregory Limited and Raymond Seitz and Others. (Exhibit 10.10)

10.11 Deed of Covenant, dated as of February 22, 2000, by and among Authoriszor Holdings Limited, WRDC Limited and certain persons named in Schedule 1 to the Deed. (Exhibit 10.11)

10.12 Shareholders' Agreement, dated as of January 27, 2000, by and among Authoriszor Holdings Limited, WRDC Limited, the shareholders of WRDC Limited and the Company, relating to WRDC
                  Limited. (Exhibit 10.12)

10.13             Letter Agreement, dated February 22, 2000, by and between
                  Authoriszor Holdings Limited and WRDC Limited regarding credit facility. (Exhibit 10.13)

10.14             Letter Agreement, dated February 22, 2000, by and between
                  Authoriszor Holdings Limited and WRDC Limited regarding credit facility. (Exhibit 10.14)

27                Financial Data Schedule. (Exhibit 27)