Form 10QSB/A
period 1999-12-31
AUTHORISZOR INC
filed 2000-02-23
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-QSB/A
                               (Amendment No. 1)



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

     Beeson Gregory received a commission of 5% of the total gross proceeds. The Company has also appointed Beeson Gregory as its financial advisor and has agreed to pay Beeson Gregory an annual financial advisory fee of $40,000 ((pound)25,000). The Company estimates that the proceeds of the offering, net of commissions payable to Beeson Gregory and reimbursement of Beeson Gregory's expenses but exclusive of other expenses, will result in cash available to the Company of approximately $28,335,000. The Company intends to use such net proceeds to provide working capital to the Company and its subsidiaries and to fund strategic investments, acquisitions and research and development.

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

14. The Authoriszor Inc. 1999 Stock Plan (the "Plan") was ratified by the Company on October 4, 1999. Pursuant to the Plan, the Company may grant Incentive Stock Options to any employee, officer or director of the Company or of any parent or subsidiary of the Company, and may grant Non-qualified Stock Options to any person eligible to receive Incentive Stock Options, and also to consultants or advisors of the Company or its subsidiaries. The maximum number of shares that may be subject to Options and issued under the Plan is 1,000,000 shares of Common Stock. The following table describes Options that the Company has granted or agreed to grant under the Plan in the fiscal quarter ending December 31 and thereafter:

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

+10.3*            Form of Agreement under the 1999 Stock Plan and Schedule of
                  Agreements (Exhibit 10.3)

+10.4* Consulting Agreement, dated November 12, 1999, by and among the Company and The Honorable Raymond G H Seitz (Exhibit 10.4)

+10.5* Consulting Agreement, dated September 23, 1999, by and among the Company and The Rt. Hon. Sir Malcolm Rifkind KCMG QC
                  (Exhibit 10.5)

+10.6* Stock Option Agreement, dated as of September 23, 1999, by and between the Company and Sir Malcolm Rifkind. (Exhibit 10.6)

10.7* Placing Agreement, dated as of January 28, 2000, by and among the Company, Beeson Gregory Limited and certain Directors of the Company. (Exhibit 10.7)

10.8* Supplemental Placing Agreement, dated as of February 9, 2000, by and among the Company, Beeson Gregory Limited and certain
                  Directors of the Company. (Exhibit 10.8)

10.9*             Registration Rights Agreement, dated February 16, 2000, by and between the Company and Beeson Gregory Limited. (Exhibit 10.9)

10.10*            Lock-up Agreement, dated January 2000, by and among the Company,
                  Beeson Gregory Limited and Raymond Seitz and Others. (Exhibit 10.10)


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

10.15(a)          Share Sale Agreement, dated as of January 28, 2000, by and between the Company and Golden Ridge Group Limited. (Exhibit 2.1)


27*               Financial Data Schedule. (Exhibit 27)



------------------

*        Filed with Form 10-QSB.
+        Compensation plan, benefit plan or employment contract or arrangement
(a) Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, filed on February 14, 2000 with the Securities and Exchange Commission.


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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amended Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AUTHORISZOR INC.
                                              (Registrant)



Date:    February 23, 2000                    By: /s/ Richard A. Langevin
                                              ----------------------------------
                                              Richard A. Langevin, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer
                                              (Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer)