Form 10QSB/A
period 1999-12-31
AUTHORISZOR INC
filed 2000-03-21
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                  FORM 10-QSB/A
                               (Amendment No. 2)



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


Consolidated Statement of Stockholders' Equity for
the six months ended December 31, 1999 (unaudited)......................F-3


Consolidated Statements of Cash Flows for the six
months ended December 31, 1999 and 1998 (unaudited)
and for the period January 15, 1997 (date of inception)
to December 31, 1999 (unaudited)........................................F-4


Notes to Consolidated Financial Statements (unaudited)..................F-5


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

Item 5.  Other Information................................................6

Item 6.  Exhibits and Reports on Form 8-K................................10

SIGNATURES...............................................................12

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

                                                                        December 31, 1999           June 30, 1999
                                                                            (unaudited)
                                                                                 $                          $
ASSETS

Cash                                                                              394,505                      698
VAT recoverable and other assets                                                   82,269                    2,498
                                                                         ----------------         ----------------
Total current assets                                                              476,774                    3,196

Advance receivable (Note C)                                                       160,800                        -
Investment in securities, at cost                                                 346,500                        -
Investment in subsidiary held-for-sale (Notes D and G)                          1,415,950                        -

Computer and office equipment, net of accumulated
 depreciation                                                                     155,928                   21,594

Intangible assets (Note E)                                                         30,000                        -
                                                                         ----------------         ----------------
                                                                                2,109,178                   21,594
                                                                         ----------------         ----------------
                                                                                2,585,952                   24,790
                                                                         ================         ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to related parties                                                27,906                        -
Accounts payable and other liabilities                                            155,968                  100,670
                                                                         ----------------         ----------------
Total current liabilities                                                         183,874                  100,670

Stockholders' equity (deficit) (Notes F and G)
Preferred stock, par value $.01 per share; authorized: 2,000,000
 shares; issued and outstanding: none                                                   -                        -
Common stock, $.01 par value per share; authorized:
 30,000,000 shares; issued and outstanding: 14,316,808 shares and
 60 shares respectively                                                           143,168                        9
Additional paid-in capital                                                      4,057,819                        -
Accumulated other comprehensive income                                             (5,354)                   2,846
Accumulated deficit during the development stage                               (1,793,555)                 (78,735)
                                                                         ----------------         ----------------
                                                                                2,402,078                  (75,880)
                                                                         ----------------         ----------------
                                                                                2,585,952                   24,790
                                                                         ================         ================



        The accompanying notes are an integral part of these statements.

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the periods ended

                                                                                                                    January 15, 1997
                                      For the three months ended                   For the six months ended          (inception) to
                                  December 31,          December 31,         December 31,         December 31,         December 31,
                                     1999                  1998                 1999                 1998                  1999
                                      $                     $                    $                     $                     $

Net sales                                     -            32,682                   -               32,682                37,001
Cost of sales                                 -             8,962                   -                8,962                10,559
                                  ---------------   ---------------     --------------       ---------------       -----------------
Gross profit                                  -            23,720                   -               23,720                26,442

Operating expenses
Professional fees                       660,405             2,494             696,399                5,071               701,470
Marketing and advertising               183,720                 -             212,229                    -               212,229
Administrative                          359,482            15,672             715,549               30,449               815,655
                                  ---------------   ---------------     --------------       ---------------       -----------------
Total operating costs and expenses    1,203,607            18,166           1,624,177               35,520             1,729,354

Operating (loss) income             (1,203,607)             5,554         (1,624,177)             (11,800)           (1,702,912)

Other income (expense)
Interest income                           1,296                 -              1,526                     -                 1,526
Writedown of subsidiary
 held-for-sale                        (291,448)                 -          (291,448)                     -             (291,448)
Gain on sale of investments                   -                 -            199,279                     -               199,279
                                  ---------------   ---------------     --------------       ---------------       -----------------
Total other income (expense)          (290,152)                 -           (90,643)                     -              (90,643)
                                  ---------------   ---------------     --------------       ---------------       -----------------
Net (loss) earnings                 (1,493,759)             5,554        (1,714,820)              (11,800)           (1,793,555)
                                  ===============   ===============     ==============       ===============       =================

Weighted average shares
 outstanding
Basic and Diluted                    13,907,193        13,765,808         13,844,311            13,765,808
                                  ===============   ===============     ==============       ===============

Net/(loss) income per
 common share
Basic and Diluted                 $      (0.11)     $        0.00       $     (0.12)         $       (0.00)
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

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
For the period ended

                                                                                               Accumulated
                                                                                                     other
                                                                    Additional                     compre-                 Compre-
                          Preferred Stock         Common Stock         paid-in    Accumulated      hensive                 hensive
                        Shares       Amount    Shares       Amount     capital        deficit       income      Total      income
                                        $                      $           $              $           $           $           $

Balance at July 1, 1999     -            -             60         9            -     (78,735)      2,846      (75,880)

Issuance of common stock
 ($0.16 per share)          -            -         17,835     2,828            -            -          -         2,828

Recapitalization            -            -     13,747,913   134,821    3,097,172            -          -     3,231,993

Issuance of common stock
 for cash
  ($1.00 per share)         -            -        436,000     4,360      450,789            -          -       455,149
  ($2.10 per share)         -            -         15,000       150       31,360            -          -        31,510
Issuance of common stock
 for services
  ($4.79 per share)         -            -        100,000     1,000      478,498            -          -       479,498

Comprehensive income:
  Foreign currency
   translation adjustment   -           -              -         -            -             -    (8,200)       (8,200)      (8,200)
  Net loss during the
   period                   -           -              -         -            -   (1,714,820)         -    (1,714,820)  (1,714,820)
Total comprehensive                                                                                                    -------------
 loss                                                                                                                   (1,723,020)
                         ---------    -------- ----------  ---------   --------- ------------  ---------  ------------ =============
Balance at
 December 31, 1999          -            -     14,316,808   143,168    4,057,819  (1,793,555)   (5,354)     2,402,078
 (unaudited)             =========    ======== ==========  =========   =========  ===========  =========  ============


         The accompanying notes are an integral part of this statement.

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the periods ended


                                                                                                         Jan. 15, 1997
                                                                                                        (inception) to
                                                                Six months ended December 31,             December 31,
                                                               1999                      1998                 1999
                                                                 $                         $                    $

Net cash flows (used in) provided by operating activities

  Net loss during the period                              (1,714,820)                (11,800)            (1,793,555)
  Adjustments to reconcile net loss
   to net cash (used in) provided by operating
   activities:
     Fair value in exchange for services                      406,600                       -                406,600
     Non-cash compensation expense                             52,849                       -                 52,849
     Writedown of subsidiary
     held for sale                                            291,448                       -                291,448
     Gains on sale of investments                           (199,279)                       -              (199,279)
     Depreciation                                              27,901                     604                 38,296
     Receivables and other assets                             (80,766)                (18,944)              (83,354)
     Accounts payable and accrued liabilities                  83,570                  39,261                187,990
                                                       --------------          --------------         --------------
                                                              582,323                  20,921                694,550
Net cash (used in) provided by operating
 activities                                               (1,132,497)                   9,121            (1,099,005)

Net cash flows (used in) provided by investing
 activities
Acquisition of equipment                                     (161,740)                 (1,027)              (194,515)
Sale of investments in securities                           1,360,579                       -              1,360,579
Advance in WRDC                                              (160,800)                      -               (160,800)
Purchase of intangible assets                                 (30,000)                      -                (30,000)
                                                       --------------          --------------         --------------
Net cash flows (used in) provided by investing
 activities                                                 1,008,039                  (1,027)               975,264
Cash flows provided by financing activities
Proceeds from issuance of stock                               506,708                       -                506,717
Recapitalization                                                  711                       -                    711
                                                       --------------          --------------         --------------
Net cash flows provided by financing activities               507,419                       -                507,428

Effect of exchange rate changes on cash                        10,846                    (583)                10,818
                                                       --------------          --------------         --------------
Net increase in cash                                          393,807                   7,511                394,505

Cash at beginning of period                                       698                     617                      -

Cash at end of period                                         394,505                   8,128                394,505
                                                       ==============          ==============         ==============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                          -                       -                      -
  Income taxes                                                      -                       -                      -



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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of June 30, 1999, included in the Company's Form 8-K/A.

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

NOTE C- ADVANCE RECEIVABLE

The Company has advanced $160,800 ((pound)100,000) to a private company, WRDC Limited (WRDC) at December 31, 1999. The advance is part of a formal agreement dated January 27, 2000 wherein the Company has agreed to purchase 25.1% of the share capital of WRDC for a total cost of $604,800 ((pound) 378,000) with an option to acquire the balance of the issued share capital of WRDC after October 31, 2001 at a price based on the revenue and profits of WRDC for the previous accounting period at the relevant time. The Company will make a further advance to WRDC of $195,200 ((pound) 122,000). The total advances of $356,000 ((pound)222,000) will be converted into a note repayable to the Company over a five year period bearing interest at 6% with quarterly principal and interest payments of (pound)18,500 beginning on the second anniversary date of the first drawdown.

NOTE D - INVESTMENT IN SUBSIDIARY HELD - FOR - SALE

The Company had previously announced a spin-off to its stockholders of Toucan Mining plc (Toucan Mining) a wholly owned subsidiary of the Company, subject to the satisfaction of certain conditions, including the registration of the shares of Toucan Mining pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In light of the Company's desire to dispose of Toucan Mining in a timely fashion in order to be able to pursue its current internet security business, the Company determined to sell Toucan Mining rather than pursuing the proposed spin-off.

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)

On January 28, 2000, the Company completed the sale (the "sale") of all of the share capital of Toucan Mining for an aggregate consideration of $809,750 ((pound)500,000) in cash. The sale of Toucan Mining was made to Golden Ridge Group Limited, a company registered in the British Virgin Islands, pursuant to a Share Sale Agreement, dated January 28, 2000 ( the "Agreement").

On the same date, and prior to the aforementioned sale of Toucan Mining, Toucan Mining transferred to the Company 2 million ordinary shares of Minmet, (the "Minmet Shares"). The Minmet Shares cannot be sold by the Company without the consent of Minmet until January 6, 2001. In addition, Toucan Mining transferred to the Company warrants to subscribe for a further 7.7 million ordinary shares of Minmet at an exercise price of $0.13 ((pound) 0.08) (the "Warrant Shares"). The Company is not contractually restricted from selling the Warrant Shares.


Accordingly, at the time of the Sale, the assets of Toucan Mining consisted primarily of certain mining claims in Brazil, the right to acquire certain additional mining claims in Brazil, and 8,030,000 shares of Minmet, 8 million shares of which cannot be sold without the consent of Minmet until January 6, 2001.

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

NOTE F - GRANT OF STOCK OPTIONS AND STOCK TRANSACTIONS

In October 1999, the Authoriszor Inc. 1999 Stock Plan (the "Plan") was ratified by the Company's Board of Directors. Pursuant to the Plan, the Company may grant Incentive Stock Options to any employee or officer of the Company or of any parent or subsidiary of the Company, and may grant Non-qualified Stock Options to any person eligible to receive Incentive Stock Options, and also to consultants or advisors of the Company or its subsidiaries. The maximum number of shares that may be subject to Options and issued under the Plan is 1,000,000 shares of common stock. As of December 31, 1999, individuals have been granted options to acquire 282,214 shares of common stock that vest periodically through January 2008. The options have been granted at prices ranging from $2.00 to $4.67.


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

AUTHORISZOR INC
(A DEVELOPMENT STAGE ENTERPRISE)



During December 1999, the Company was seeking to raise additional short term capital and offered an incentive to unrelated parties holding 436,000 warrants to exercise their warrants by reducing the exercise price from $1.50 to $1.00. Each of the 436,000 warrants were exercised during December 1999.


NOTE G - ADJUSTMENTS


The reduction in the exercise price of the 436,000 warrants as explained above in Note F was originally treated as an expense of $2,345,680. The Company has concluded that this price reduction should be reflected as an equity financing transaction resulting in no expense being recorded.


Adjustments have also been made as a result of the sale of Toucan Mining in January 2000, to write down the investment in Toucan Mining at December 31, 1999 to provide for a loss of $291,448.


The effect of the above two adjustments are shown below:


                                                               December 31, 1999
                                                                  (unaudited)

Stockholders equity previously reported                             $2,693,526
                                                               =================
Adjusted stockholders' equity                                       $2,402,078

                                            3 months ended      6 months ended
                                           December 31, 1999   December 31, 1999
                                              (unaudited)          (unaudited)

Net loss previously reported                  $(3,547,991)        $(3,769,052)
                                           =================   =================
Net loss per share previously reported             $(0.26)             $(0.29)
                                           =================   =================
Adjusted net loss                             $(1,493,759)        $(1,714,820)
                                           =================   =================
Adjusted net loss per share                        $(0.11)             $(0.12)
                                           =================   =================

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

Results of Operations

     The following is a discussion of the results of operations for the three and six months ended December 31, 1999 compared with the three and six months ended December 31, 1998.


     The operating loss increased to $1,203,607 and $1,624,177 for the three and six months ended December 31, 1999 respectively compared to income from operations of $5,554 and an operating loss of $11,800 for the respective periods in 1998. This increase was attributable primarily to the Company entering into an agreement with consultants wherein the consultants are to be issued 120,000 shares of the Company's Common Stock for services rendered. At December 31, 1999, 100,000 shares had been earned and expenses equivalent to the trading value of the shares of Common Stock at the point in time when the shares were earned has been recorded at approximately $407,000. The remaining increase is attributable to costs incurred in setting up the Company's development center, preparing for the opening of the sales office, recruiting employees, legal and professional fees in connection with the recapitalization transaction (Note B to the Financial Statements) and costs in connection with being a public company.



     The  Company  did not have any  sales in the  three  and six  months  ended
December 31, 1999 compared to $32,682 for the three and six months ended December 31, 1998.

     In the six months ended December 31, 1999, the Company recognized a gain on the sale of investment securities in the amount of $199,279. These securities had been received in connection with the aforementioned recapitalization transaction. The Company also recorded a write-down of its investment in Toucan Mining Plc in the amount of $291,448 in the three and six months ended December 31, 1999.


     In January 2000, the Company agreed to reduce the exercise price on options held by certain individuals, including Robert P. Jeffcock, former officer and current Director of the Company, Robert A. Pearce, former officer and Director and L. Clark Arnold, former officer and Director, from the original exercise price of $1.00 to a new exercise price of $0.66 provided the option holders exercised their options on or prior to January 31, 2000. Each of the individuals exercised their options by January 31, 2000. The Company will record compensation expense of approximately $2,000,000, which will be reflected in the quarter ended March 31, 2000.

Financing Management's Plan of Operation

     Following the acquisition of Authoriszor Ltd. in July 1999, the Company had approximately $1,600,000 in cash and other liquid assets, including securities of Minmet Plc. ("Minmet"). Following the acquisition of Authoriszor Ltd., the Company sold in the quarter ended September 30, 1999 10.5 million Minmet shares with Minmet's consent at the price of 8 pence (sterling) per share. These transactions resulted in net cash proceeds to the Company of approximately $1,360,000. Pursuant to its agreement with Minmet, the Company may not sell any of its remaining Minmet shares until January 6, 2001 without Minmet's prior approval; provided, however, that Minmet has agreed that the Minmet Shares may be placed through Minmet's brokers with Minmet's consent at any time, and Minmet has undertaken to act reasonably in respect of any requests with regard to such sales of Minmet shares.

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

     Beeson Gregory received a commission of 5% of the total gross proceeds. The Company has also appointed Beeson Gregory as its financial advisor and has agreed to pay Beeson Gregory an annual financial advisory fee of $40,000 ((pound)25,000). The Company estimates that the proceeds of the offering, net of commissions payable to Beeson Gregory and reimbursement of Beeson Gregory's expenses and other expenses, will result in cash available to the Company of approximately $28,015,000. Additional expenses will be incurred in connection with the registration of the Placing Shares. The Company intends to use such net proceeds to provide working capital to the Company and its subsidiaries and to fund strategic investments, acquisitions and research and development.


     Upon completion of the Placement, the Company, through Authoriszor Holdings Limited, has acquired 25.1% of the stock of WRDC for an aggregate subscription price of $604,800 ((pound)378,000) . In addition, on making the subscription, the Company made a loan in the principal amount of $195,200 ((pound)122,000) to WRDC, repayable (with interest) over a five year period beginning on the second anniversary date of the first drawdown. The Company has converted the terms of the existing interest free loan to WRDC in the principal amount of $160,800 ((pound)100,000) to similar terms. The Company also has the option to purchase the remaining 74.9% of WRDC at a pre-determined price, over the next five years. See Part II. Item 5. Other Information.


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

     The Company has agreed to issue 120,000 shares of Common Stock to certain consultants in compensation for services rendered. Certificates evidencing these shares have not yet been issued and the shares are included in the number on the cover page indicating the total number of currently issued and outstanding shares of Common Stock. The shares of Common Stock will be issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

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

10.15(a)          Share Sale Agreement, dated as of January 28, 2000, by and between the Company and Golden Ridge Group Limited. (Exhibit 2.1)

27**               Financial Data Schedule. (Exhibit 27)



------------------

*        Filed with Form 10-QSB.
**       Filed herewith.
+        Compensation plan, benefit plan or employment contract or arrangement
(a) Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, filed on February 14, 2000 with the Securities and Exchange Commission.


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

                                              AUTHORISZOR INC.
                                              (Registrant)



Date:    March 21, 2000                       By: /s/ Richard A. Langevin
                                              ----------------------------------
                                              Richard A. Langevin, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer
                                              (Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer)