Form 10QSB
period 2000-03-31
AUTHORISZOR INC
filed 2000-05-15
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

                        For Quarter Ended March 31, 2000
                          Commission File No. 33-28562

                                AUTHORISZOR INC.
               (Exact name of registrant as specified in charter)

          Delaware                                         75-2661571
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
      of incorporation)

 1 Justin Road
 Natick, MA                                                01760-5565
--------------------------------------------------------------------------------
(Address of principal                                     (Postal Code)
 executive offices)

       Registrant's telephone number, including area code: (508) 650-3916
                                                           --------------

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

                                            YES    X        NO
                                                -------          -------

As of March 31, 2000, there were 17,414,081 shares of the common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO       X
     ----------       -----------

                                                 AUTHORISZOR INC.

                                                  March 31, 2000

                                                       INDEX

PART I.           FINANCIAL INFORMATION                                                                    Page No.
                                                                                                           --------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000 (unaudited)
                  and June 30, 1999 ............................................................................F-1

                  Consolidated Statements of Operations for the three and nine months ended March 31, 2000 and 1999 (unaudited) and for the period

                  January 15, 1997 (date of inception) to March 31, 2000 (unaudited)............................F-2

                  Consolidated Statement of Stockholders' Equity for the nine months ended March 31, 2000 (unaudited)..............................................................F-3

                  Consolidated Statements of Cash Flows for the nine months ended March 31, 2000 and 1999 (unaudited) and for the period
                  January 15,

                  1997 (date of inception) to March 31, 2000 (unaudited)........................................F-4

                  Notes to Consolidated Financial Statements (unaudited)........................................F-5

         Item 2.  Management's Discussion and Analysis or Plan of Operation.......................................1
         ------

PART II.          OTHER INFORMATION...............................................................................5

         Item 1.  Legal Proceedings...............................................................................5
         ------

         Item 2.  Changes in Securities ..........................................................................5
         ------

         Item 3.  Defaults Upon Senior Securities.................................................................6
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders.............................................6
         ------

         Item 5.  Other Information...............................................................................6
         ------

         Item 6.  Exhibits and Reports on Form 8-K...............................................................10
         ------

SIGNATURES.......................................................................................................12


AUTHORISZOR INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS


                                                                               March 31, 2000
                                                                                  (unaudited)            June 30, 1999

                                                                                            $                        $
ASSETS
Cash                                                                               27,792,157                      698
VAT recoverable and other assets                                                       71,184                    2,498
                                                                        ---------------------    ---------------------
Total current assets                                                               27,863,341                    3,196

Note receivable (WRDC) (Note C)                                                       356,100                        -
Investment in securities, available-for-sale (Note D)                               3,620,605                        -

Computer and office equipment, net of accumulated
depreciation                                                                          273,726                   21,594
Investment in WRDC at cost, adjusted for equity in earnings or
losses (Note C)                                                                       600,190                        -
Intangible assets                                                                      41,706                           -
                                                                        ---------------------  --------------------------
                                                                                    4,892,327                   21,594
                                                                          -------------------    ---------------------
                                                                                   32,755,668                   24,790
                                                                          ===================    =====================
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable to related parties                                                     8,017                   76,144
Accounts payable and other liabilities                                                596,452                   24,526
                                                                        ---------------------      -------------------
Total current liabilities                                                             604,469                  100,670
Stockholders' equity (deficit)

Preferred stock, par value $.01 per share; authorized: 2,000,000
shares; issued and outstanding: none                                                        -                          -
Common stock, $.01 par value per share; authorized:
30,000,000 shares; issued and outstanding: 17,414,081 shares
and 60 shares respectively                                                            174,141                        9
Additional paid-in capital                                                         34,058,343                        -
Accumulated other comprehensive income                                              2,606,314                    2,846
Accumulated deficit during the development stage                                   (4,687,599)                 (78,735)
                                                                         --------------------    ---------------------
                                                                                   32,151,199                  (75,880)
                                                                          -------------------    ---------------------
                                                                                   32,755,668                   24,790
                                                                          ===================    =====================

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
For the periods ended

                                      For the three months ended               For the nine months ended         January 15, 1997
                                                                                                              (date of inception) to
                                  March 31, 2000      March 31, 1999      March 31, 2000      March 31, 1999        March 2000
                                        $                   $                    $                   $                   $
Net sales                            121,186                      -              121,186              32,682             158,187
Cost of sales                          1,277                      -                1,277               8,962              11,836
                                ------------           ------------        -------------       -------------       -------------
Gross profit                         119,909                      -              119,909              23,720             146,351

Operating expenses
Professional fees                    435,210                      -            1,131,615               5,071           1,136,686
Marketing and advertising            280,179                      -              492,408                   -             492,408
Administrative                     2,462,470                 15,704            3,178,013              46,153           3,278,119
                                ------------           ------------        -------------       -------------       -------------


Total operating costs and
 expenses                          3,177,859                 15,704            4,802,036              51,224           4,907,213

Operating loss                    (3,057,950)               (15,704)          (4,682,127)            (27,504)         (4,760,862)

Other income (expense)
Interest income                      162,064                      -              163,590                   -             163,590
Writedown of subsidiary
 held-for-sale                             -                      -             (291,448)                  -            (291,448)
Gain on sale of investments                -                      -              199,279                   -             199,279
Equity in earnings of WRDC             1,842                      -                1,842                   -               1,842
                                ------------           ------------        -------------       -------------       -------------
Total other income                   163,906                      -               73,263                   -              73,263
                                ------------           ------------        -------------       -------------       -------------
Net loss                          (2,894,044)               (15,704)          (4,608,864)            (27,504)         (4,687,599)
                                ============           ============        =============       =============       =============

Weighted average shares
 outstanding
Basic and Diluted                 15,719,212             13,765,808           14,462,226          13,765,808
                                ============           ============        =============       =============       =============

Net loss per common share
Basic and Diluted                     $(0.18)                $(0.00)              $(0.32)             $(0.00)
                                ============           ============        =============       =============


The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.
(A DEVELOPMENT STAGE ENTERPRISE)


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(UNAUDITED)
For the period ended

                                                                                            Accumulated
                                                                                               other
                                                        Additional                             compre-                    Compre-
                                   Common Stock           paid-in         Accumulated          hensive                    hensive
                               Shares       Amount        capital           deficit            income         Total        Income
                                               $             $                 $                  $             $             $
Balance at July 1, 1999             60          9               -          (78,735)           2,846         (75,880)
Issuance of common stock
($0.16 per share)               17,835      2,828               -                -                -           2,828
Recapitalization            13,747,913    134,821       3,097,172                -                -       3,231,993
Issuance of common stock
 for cash
     ($1.01 per share)         436,000      4,360         436,105                -                -         440,465
     ($0.67 per share)         350,000      3,500         229,835                -                -         233,335
Net proceeds from issuance
 of stock through private
 placement                   2,727,273     27,273      27,866,632                -                -      27,893,905
Issuance of common stock
 for services
     ($1.66 per share)          15,000        150          24,699                -                -          24,849
     ($4.07 per share)         100,000      1,000         405,600                -                -         406,600
     ($9.13 per share)          20,000        200         182,300                -                -         182,500
Compensation expense
 resulting from issuance
 of stock options                    -          -       1,694,000                -                -       1,694,000
Issuance of stock options
 with exercise price less
 than fair value                     -          -         122,000                -                -         122,000

Comprehensive income:
 Foreign currency
 translation adjustment              -          -               -                -          (64,437)        (64,437)        (64,437)
 Unrealized gain on
 available-for-sale
 securities                          -          -               -                -        2,667,905       2,667,905       2,667,905
 Net loss during the
 period                              -          -               -       (4,608,864)               -      (4,608,864)     (4,608,864)
                                                                                                                         ----------
Total comprehensive loss                                                                                                 (2,005,396)
                             ---------    -------      ----------       ----------        ---------      ----------      ==========

Balance at March 31, 2000
 (unaudited)                17,414,081    174,141      34,058,343       (4,687,599)       2,606,314      32,151,199
                            ==========    =======      ==========       ==========        =========      ==========


The accompanying notes are in integral part of this statements.

AUTHORISZOR INC.
(A DEVELOPMENT STAGE ENTERPRISE)



CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
For the periods ended

                                                                                                          Jan. 15, 1997
                                                                                                         (inception) to
                                                                  Nine months ended March 31,               March 31,
                                                                2000                     1999                 2000
                                                                  $                        $                    $
Net cash flows (used in) provided by operating
activities

Net loss during the period                                    (4,608,864)                (27,504)          (4,608,864)
Adjustments to reconcile net loss
to net cash (used in) provided by operating
activities:
   Issuance of stock in exchange for services                    613,949                       -                613,949
   Non-cash compensation expense                               1,816,000                       -              1,816,000
   Writedown of subsidiary held-for-sale                         291,448                       -                291,448
   Equity earnings in WRDC                                         1,842                       -                  1,842
   Gain on sale of investments                                  (199,279)                      -               (199,279)
   Depreciation and amortization                                  43,197                     926                 53,592
   Receivables and other assets                                  (69,353)                    (93)               (71,941)
   Accounts payable and accrued liabilities                      506,395                  32,551                610,815
                                                           -------------            ------------        ---------------
                                                               3,004,199                  33,384              3,116,426

Net cash (used in) provided by operating
activities                                                    (1,604,665)                  5,880             (1,571,173)
Cash flows (used in) provided by investing
activities

     Proceeds from sale of subsidiary                            809,750                       -                809,750
     Acquisition of equipment                                   (292,815)                 (2,216)              (325,590)
     Sale of investments in securities                         1,360,579                       -              1,360,579
     Investment in WRDC                                         (606,617)                      -               (606,617)
     Advances to WRDC                                           (356,997)                      -               (356,997)
     Purchase of intangible assets                               (42,126)                      -                (42,126)
                                                           -------------            ------------        ---------------
Net cash flows (used in) provided by investing
activities                                                       871,774                  (2,216)               838,999
Cash flows provided by financing activities
     Proceeds from issuance of stock                          28,567,705                       -             28,567,714
     Recapitalization                                                711                       -                    711
                                                           -------------            ------------        ---------------
Net cash flows provided by financing activities               28,568,416                       -             28,568,425
Effect of exchange rate changes on cash                          (44,066)                    730                (44,094)
                                                           -------------            ------------        ---------------
Net increase in cash                                          27,791,459                   4,394             27,792,157
Cash at beginning of period                                          698                     617                      -
                                                           -------------            ------------        ---------------

Cash at end of period                                         27,792,157                   5,011             27,792,157
                                                           =============            ============        ===============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
     Interest                                                          -                       -                      -
     Income taxes                                                      -                       -                      -

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

NOTE A - BASIS OF PREPARATION

The consolidated financial statements of Authoriszor Inc. and subsidiaries (the "Company") contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of March 31, 2000 and the consolidated results of operations and cash flows for the nine months then ended have been made. All such adjustments, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of June 30, 1999, included in the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on March 20, 2000.

NOTE B - RECAPITALIZATION OF SHARES

On July 22, 1999, Toucan Gold Corporation ("Toucan") acquired all of the outstanding capital stock of Authoriszor Limited (formerly known as ITIS Technologies Ltd), a UK company, in exchange for restricted shares of common stock of Toucan (the "Exchange") pursuant to a Share Exchange Agreement between Toucan and Authoriszor Limited. Toucan exchanged 4,680,375 shares of common stock for all of Authoriszor Limited's issued and outstanding shares of common stock. At June 30, 1999, Toucan had disposed of all of its operations. For accounting purposes, the Exchange has been treated as a recapitalization of
Authoriszor  Limited.  The  accompanying   financial  statements  are  those  of
Authoriszor Limited. Also, Toucan changed its name to Authoriszor Inc. and its fiscal year end to June 30, that of Authoriszor Limited. Immediately after the Exchange, Authoriszor Limited's former shareholders owned approximately 34% of the outstanding common stock of Toucan.

NOTE C - ACQUISITION OF WRDC

On February 22, 2000, the Company acquired a 25.1% interest in WRDC Limited, a private UK company, (WRDC) for a purchase price of $604,800 ((pound)378,000). The Company has accounted for its 25.1% interest in WRDC under the equity method. The purchase price of WRDC exceeded the Company's proportionate share of the net assets acquired by $584,500 ((pound)366,236), which was recorded as goodwill and is being amortized on a straight line basis over ten years. The Company made a cash advance to WRDC in December 1999 of $160,800 ((pound)100,000) and made a further advance in February 2000 of $195,200 ((pound)122,000). The total advances have been converted into a note repayable to the Company over a five year period bearing interest at 6% with quarterly principal and interest payments of (pound)18,500, beginning on the second anniversary date of the first drawdown. The Company has the option to purchase the remaining 74.9% of WRDC Limited after October 31, 2001, at a price based on the revenue and profits of WRDC for the previous accounting period at the relevant time.

NOTE D - INVESTMENT IN SECURITIES HELD - FOR - SALE

On January 28, 2000, the Company completed the sale of all of the share capital of Toucan Mining for an aggregate consideration of $809,750 ((pound)500,000) in cash. The sale of Toucan Mining was made to Golden Ridge Group Limited, a company registered in the British Virgin Islands, pursuant to a Share Sale Agreement, dated January 28, 2000 (the "Agreement"). The Company wrote its investment in Toucan Mining down at December 31, 1999 to net realizable value which resulted in a loss of $291,448.

On the same January 28, 2000 date, and prior to the aforementioned sale of Toucan Mining, Toucan Mining transferred to the Company 2 million ordinary shares of Minmet, (the "Minmet Shares"). The Minmet Shares cannot be sold by the Company without the consent of Minmet until January 6, 2001. In addition, Toucan Mining transferred to the Company warrants to subscribe for a further 7.7 million ordinary shares of Minmet at an exercise price of $0.13 ((pound)0.08) (the "Warrant Shares"). The Company is not contractually restricted from selling the Warrant Shares. Independent of the Minmet Shares and the Warrant Shares that were transferred to the Company from Toucan Mining, the Company already held an additional 3,000,000 shares in Minmet. The 3,000,000 shares carry the same restrictions as the Minmet Shares. The closing market price of Minmet shares at March 31, 2000 was (pound).23 per share ($.36 at the then exchange rate).

The Company has classified these equity securities as available-for-sale. Available-for-sale securities are measured at fair value, with net unrealized gains and losses report in equity. The cost, unrealized gains and fair values of the Company's available-for-sale securities held at March 31, 2000 is summarized as follows:


                                                               Cost         Gross Unrealized    Estimated Fair
                                                                                  Gains             Value
            5,000,000 Minmet Shares                           $567,700           $1,251,851      $1,819,551
            7,700,000 Warrant Shares                           385,000            1,416,054       1,801,054
                                                           -----------         ------------    ------------
                                                              $952,700           $2,667,905      $3,620,605
                                                            ==========          ===========     ===========

NOTE E - STOCK TRANSACTIONS

In February 2000, the Company completed, in the United Kingdom and Europe, a private placement of 2,727,273 shares of common stock at $11.00 per share pursuant to Regulation S under the Securities Act. The gross proceeds of the placement were $30,000,003.

During the months of December 1999 and January 2000, the Company was seeking to raise short term capital. In December, the Company offered an incentive to parties holding 436,000 warrants to exercise their warrants by reducing the exercise price from $1.50 to $1.00. Each of the 436,000 warrants was exercised during December 1999. In January, the Company offered a similar incentive to the then President and a current  director of the Company  holding options to purchase 200,000 shares of common stock along with three other individuals holding options to purchase in the aggregate 150,000 shares of common stock. Each of the 350,000 options had an exercise price of $1.00 per share. The Company reduced the exercise price to $0.66 per share and recorded a compensation expense of $1,694,000. Each of the 350,000 options was exercised in January.

In October 1999, the Company repaid a $41,415 ((pound)25,000) loan from an employee/director with $16,566 ((pound)10,000) cash consideration and 15,000 shares on common stock at a 20% discount from the market price at the date of the transaction. Compensation cost of $6,600 was recorded and is included in administrative expenses.

In August 1999, the Company entered an agreement with consultants wherein the consultants were to be issued 120,000 shares of common stock for services. At March 31, 2000, the 120,000 shares had been earned through services rendered. Expense equivalent to the trading value of the shares of common stock at the point in time when the shares were earned has been recorded at $589,100 and is included in professional fees.

NOTE F - STOCK OPTIONS

In October 1999, the Authoriszor Inc. 1999 Stock Plan (the "Plan") was ratified by the Company's Board of Directors. Pursuant to the Plan, the Company may grant Incentive Stock Options to any employee or officer of the Company or of any parent or subsidiary of the Company, and may grant Non-qualified Stock Options to any person eligible to receive Incentive Stock Options, and also to directors, consultants or advisors of the Company or its subsidiaries. The maximum number of shares that may be subject to options and issued under the Plan is 1,000,000 shares of common stock. During the quarter ended March 31, 2000, individuals were granted options to acquire 263,500 shares of common stock that vest periodically through April 2005. The options were granted at prices ranging from $2.50 to $20.00 per share.

The Company has entered into Stock Option Agreements outside of the Plan. During the quarter ended March 31, 2000, options to acquire 636,364 shares of common stock were granted. Options to acquire 136,364 shares of common stock vested at the date of grant. These options were granted at an exercise price of $11.00 per share. Options to acquire 500,000 shares of common stock vest periodically through January 2004 and were granted at an expense price of $6.75 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following description of "Management's Discussion and Analysis or Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act" ), and the Securities Exchange Act of 1934, as amended (the " Exchange Act"), and as such involves known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "estimate," anticipate," "predict," "believes," "plan," "seek," "objective" and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following:

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

o if larger and more established competitors successfully employ their greater financial, marketing and sales resources, name recognition, customer contacts and/or relationships with business and technology partners to gain significant advantages over the Company; and/or

o the risk factors set forth in the Company's Registration Statement on Form S-1 and the Prospectus contained therein filed with the Securities and Exchange Commission on March 20, 2000.

         All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         Results of Operations

         The following is a discussion of the results of operations for the three and nine months ended March 31, 2000 compared with the three and nine months ended March 31, 1999.

         The operating loss increased to $3,057,950 and $4,682,127 for the three and nine months ended March 31, 2000, respectively, compared to $15,704 and $27,504 for the respective periods in 1999. This increase was attributable primarily to the Company agreeing to reduce the exercise price on options held by certain individuals, including Robert P. Jeffcock, former officer and current Director of the Company, Robert A. Pearce, former officer and Director and L. Clark Arnold, former officer and Director, from the original exercise price of $1.00 to a new exercise price of $0.66. The Company recorded a compensation expense of $1,694,000. The Company also entered into an agreement with consultants wherein the consultants were to be issued 120,000 shares of the Company's common stock, par value $.01 per share ("Common Stock") for services rendered. At March 31, 2000, all of the 120,000 shares had been earned and expenses equivalent to the trading value of the shares of common stock at the point in time when the shares were earned has been recorded at approximately $589,100. The remaining increase is attributable to costs incurred in setting up the Company's development center, preparing for the opening of the sales office, recruiting employees, legal and professional fees in connection with the recapitalization transaction (Note B to the Financial Statements) and costs in connection with being a public company.

         The Company had sales of $121,000 in the three and nine months ended March 31, 2000 compared to $33,000 for the three and nine months ended March 31, 1999.

         In the nine months ended March 31, 2000, the Company recognized a gain on the sale of investment securities in the amount of $199,279. These securities had been received in connection with the aforementioned recapitalization transaction. The Company also recorded a write-down of its investment in Toucan Mining Plc in the amount of $291,448 in the nine months ended March 31, 2000.

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

         The Company has provided loans to Authoriszor Ltd. and Authoriszor Holdings Limited, a wholly owned subsidiary of the Company ("AHL") through March 31, 2000 of approximately $3,600,000.

         In January 2000, the Company, in an effort to raise capital, reduced the exercise price of certain options to purchase 350,000 shares of Common Stock from $1.00 to $.66 per share if such stock options were exercised by January 31, 2000. All of such stock options were exercised by January 31, 2000. See Part II,
Item 5. Other Information

         In addition, in January 2000 the Company sold the stock of its subsidiary Toucan Mining Plc (formerly Toucan Mining Limited) for $809,750 ((pound)500,000) in cash. This transaction was undertaken because of the Company's need to dispose of its mining interests (except for the retained Minmet securities) in a timely fashion to be able to pursue its current Internet security business and to facilitate the proposed Regulation S private placement that was being arranged by Beeson Gregory. Prior to the sale, Toucan Mining Plc transferred to the Company warrants (the "Warrants") to purchase 7.7 million shares of Minmet Plc at an exercise price of 8 pence (sterling) per share and 2 million Minmet Shares. The shares of Minmet Plc to be acquired on exercise of the Warrants are not subject to any contractual restrictions with Minmet Plc; however, the Minmet Shares cannot be sold until January 2001 without the consent of Minmet Plc. See Part II. Item 5. Other Information. Subsequently, in May, 2000, the Company exercised the Warrants and sold the underlying 7.7 million shares of Minmet Plc for sales proceeds, net of the exercise price, of $2,209,130 (pound 1,463,000, based upon the currency exchange rate of 1.51 British Pound per $1.00 U.S. on May 15, 2000), exclusive of brokerage commissions.

         In February 2000, the Company placed (the "Placement") 2,727,273 shares of common stock ("Placing Shares") at $11.00 per share pursuant to certain placing documents (the "Placing Documents"). The Placement was made pursuant to Regulation S under the Securities Act in the United Kingdom and Europe. The gross proceeds of the Placement were $30,000,003. In addition, the Company granted an option to Beeson Gregory, Limited ("Beeson Gregory"), the placement agent, to purchase 136,363 shares of Common Stock at an exercise price of $11.00 per share for a term of two years. The Company has granted certain registration rights to the purchasers and future holders of the Placing Shares. See Part II. Item 5. Other Information.

         Beeson Gregory received a commission of 5% of the total gross proceeds. The Company has also appointed Beeson Gregory as its financial advisor and has agreed to pay Beeson Gregory an annual financial advisory fee of $40,000 ((pound)25,000). The Company estimates that the proceeds of the offering, net of commissions payable to Beeson Gregory and reimbursement of Beeson Gregory's expenses and other expenses, will result in cash available to the Company of approximately $28,015,000. Pursuant to the Placing Documents, the Company has filed a registration statement on Form S-1 ("Registration Statement") under the Securities Act of 1933, as amended (the "Securities Act") to register the resale of the Placing Shares. Additional expenses were incurred in the quarter ended March 31, 2000 and will continue to be incurred in connection with the registration of the Placing Shares. The Company intends to use such net proceeds to provide working capital to the Company and its subsidiaries and to fund strategic investments, acquisitions and research and development.

         Upon completion of the Placement, the Company, through AHL, has acquired 25.1% of the stock of WRDC for an aggregate subscription price of $604,800 ((pound)378,000). In addition, on making the subscription, the Company made a loan in the principal amount of $195,200 ((pound)122,000) to WRDC, repayable (with interest) over a five year period beginning on the second anniversary date of the first drawdown. The Company has converted the terms of the existing interest free loan to WRDC in the principal amount of $160,800 ((pound)100,000) to similar terms. The WRDC Agreement contains the terms of an option pursuant to which AHL has the right to acquire the balance of the issued share capital of WRDC after October 31, 2001, at a price based on the revenue and profits of WRDC for the previous accounting period at the relevant time. See
Part II. Item 5. Other Information.

         In the quarter ended March 31, 2000, the Company incurred expenses in setting up its interim U.S. office at the home office of the Chief Executive Officer in Natick, Massachusetts. In May, 2000 the Company signed a commercial real estate lease in order to move the Company's headquarters to a permanent location in Burlington, Massachusetts. The lease commenced on May 1, 2000, and as a result the Company will incur a rental obligation of approximately $376,000 per annum over the term of the five year lease. In preparing the new headquarters for operation, the Company expects to spend approximately $40,000 to build and redesign the new location. The Company has entered into personal property leases for telephone systems and computer equipment for a term of three years that will cost the Company approximately $190,000 in the aggregate over the course of such leases. Additionally, the Company expects to spend approximately $200,000 in furnishings for the Burlington headquarters.

         The Company's commitments for salaries will be significantly higher subsequent to March 31, 2000. The Company has increased its U.S. staff significantly. At present, the Company has employed 11 individuals, including Richard Langevin in the following areas: four technology related employees, three employees and one full-time consultant in sales and marketing and two administrative employees.

         The Company's operations headquarters are currently located on the first floor of a leased facility in North Yorkshire, England consisting of approximately 1,375 square feet of office space. The rent for this facility is approximately $34,100 per year. The Company is planning to add 1,475 square feet to the North Yorkshire facility, which will increase the rent to approximately $42,558 per year. The Company maintains additional UK offices in a 244 square foot leased facility in Birmingham, England and a 2,312 square foot leased facility in Bradford, England. The rent for these office spaces is approximately $13,400 per year in the aggregate. The Company's U.K. operational office has also increased its staff. Presently, there are eight employees in sales and marketing, twelve employees in research and development, four in administration and three in professional services.

         The Company's  future  success will depend,  in part, on its ability to attract, retain and motivate highly qualified technical and management personnel. The Company intends to increase its sales and distribution, technical services and administrative staff in the UK and to increase the sales and distribution and administrative infrastructures in the U.S. In addition the Company is actively seeking a Chief Financial Officer. As a result the Company expects to incur significant expenses related to such personnel growth in the future.

         The Company believes its future success will depend in large part on its ability to enhance and leverage its technologies. The Company intends to continue to develop new and innovative solutions to respond to the needs of its customers. The Company intends to offer products that are compatible with new and emerging operations platforms such as UNIX and to seamlessly integrate its product without the need for re-registration in the case clients require major upgrades.

         The Company aims to maintain its security software technology leadership position by continuing to enhance and broaden the Company's product offerings. Through constant monitoring of the industry, the Company plans to identify new security features and trends in the marketplace that are required to maintain its competitive edge. The research and development team has currently identified several competitive enhancements that are being considered for development, such as:

     o    native code conversion to further improve system performance;
     o    implementation of secure file transfer;
     o    expanded user selectable  encryption;
     o    active lightweight directory access protocol support; and
     o    the development of extended application programming interfaces.

         For the nine months ended March 31, 2000, the Company incurred approximately $530,000 in research and development. The Company expects that it will continue to commit significant resources to its research and development team in the future, including over the course of the next 12 months.

         As of the quarter ended March 31, 2000, twelve full-time employees were engaged in research and development for the Company. In addition, most of the Company's technical staff and management team contribute to design and development activities.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         The Company's primary market risk exposure is fluctuation in the value of its investment in the common stock and stock purchase warrants of Minmet Plc. These securities have been classified as available-for-sale which requires that they be carried at the market. Based on the current market prices, these securities have a value of approximately $3,600,000. Fluctuations in value could result both from the price of the equity securities in general as well as changes in the market's perception of the value of the shares of Minmet Plc. The Company has not deemed it prudent to enter into transactions such as various types of hedges to minimize risk. A 10% change in the market price of Minmet shares would cause a $360,000 change in stockholder's equity.

         The Company also has risk related to currency exchange rate fluctuations. A portion of its revenues are expected to be received in non-U.S. securities. Also there are loans outstanding to the Company's U.K. subsidiaries of approximately $3,600,000. Based on this loan amount, a 10% fluctuation in currency rates would have a $360,000 effect on net income or loss. Although the Company may choose to do so in the future, to date, the Company has not engaged in foreign exchange hedging.

PART II.          OTHER INFORMATION

Item 1.                    Legal Proceedings.

         None

Item 2.                    Changes in Securities.

         (a)      None

         (b)      None

         (c) The Company has agreed to issue 120,000 shares of Common Stock to certain consultants in compensation for services rendered. These shares of Common Stock are included in the number on the cover page indicating the total number of currently issued and outstanding shares of Common Stock. The shares of Common Stock were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

                  The Company has agreed to grant certain options (the "Options") to purchase shares (the "Option Shares") of the Common Stock to certain employees of the Company pursuant to the 1999 Stock Plan and to certain directors, officers and consultants of the Company by separate agreements. See Part
                  II. Item 5. Other Information. It is contemplated that the 1999 Stock Option Plan will be registered under the Securities Act on Form S-8. The Company has granted Options to certain directors, executive officers, consultants and others outside of the 1999 Stock Plan. Such Options have been granted and the underlying shares will be issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

                  In February 2000, the Company placed 2,727,273 shares of common stock at $11.00 per share pursuant to the Placing Documents. The Placement was made pursuant to Regulation S under the Securities Act in the United Kingdom and Europe. The gross proceeds of the Placement were $30,000,003. In addition, the Company granted an option to Beeson Gregory, the placement agent, to purchase 136,363 shares of Common Stock at an exercise price of $11.00 per share for a term of two years. The Company has granted certain registration rights to the purchasers and future holders of the Placing Shares. See Part
                  II. Item 5. Other Information.

Item 3.                    Default Upon Senior Securities.

         None

Item 4.                    Submission of Matters to a Vote of Security Holders.

         None

Item 5.                    Other Information.

         The following significant events have occurred during the quarter ended March 31, 2000 or subsequent thereto:

          1. At a meeting of the Company's Board held on January 12, 2000, Richard A. Langevin was elected to the Board and his appointment as Chief Executive Officer and President of the Company was ratified. Mr. Langevin had replaced Robert Jeffcock as Chief Executive Officer and President of the Company effective January 1, 2000. Mr. Langevin is based in the Boston, Massachusetts area at the Company's interim headquarters presently located at 1 Justin Road, Natick, Massachusetts 01760-5565. Mr. Langevin entered into an Executive Employment Agreement with the Company, dated as of January 1, 2000, under which he has been appointed Chief Executive Officer of the Company. The term of this Agreement is four (4) years, expiring December 31, 2003, and terminable immediately for cause by either the Company or Mr. Langevin. Mr. Langevin is entitled to compensation of (i) a base salary of $225,000 (the "Salary"); (ii) a minimum annual bonus of $125,000, payable in pro rata quarterly increments, provided that certain quarterly Management-By-Objectives targets are achieved (the "Bonus"); and (iii) stock options to purchase a cumulative total of 500,000 shares of the Common Stock in increments of (a) 200,000 shares exercisable on or after January 1, 2001, (b)
               100,000  shares  exercisable  on or after  January 1,  2002,  (c)
               100,000 shares exercisable on or after January 1, 2003 and (d) 100,000 shares exercisable on or after January 1, 2004, all at an exercise price of $6.75 per share (the "Langevin Options"). In the event of a sale of the Company during the term of the Agreement, all Salary payments and Bonus payments under the Agreement would become immediately due and payable and all of the Langevin Options would become immediately exercisable. If not terminated due to certain other events listed, each of the Langevin Options terminates on December 31, 2009.

          2. Robert P. Jeffcock resigned from the offices of President and Secretary of the Company and remained a Director of the Company. Effective January 28, 2000, James L. Jackson was elected Vice President and Secretary of the Company and Richard Langevin was elected Interim Chief Financial Officer and Assistant Secretary.

          3.   Andrew  M.  Cussons  was  appointed  as  Financial   Director  of
               Authoriszor Limited and commenced his duties on January 1, 2000.

          4. Pursuant to an agreement, dated January 12, 2000, between the Company and AHL, the Company transferred its entire holding of shares in Authoriszor Limited to AHL. The consideration payable for this transfer was the issue and allotment of 100,000 fully paid shares in AHL to the Company.

          5. Sir Malcolm Rifkind was elected to the Board of Directors of the Company in January 2000. As a result, and in light of the resignations of Robert Pearce and L. Clark Arnold from the Board, the Board of Directors consisted of Raymond Seitz, Malcolm Rifkind, David Wray, James L. Jackson, Richard A. Langevin and Donald Box. Additionally, Messrs. Box and Seitz were appointed to the Audit Committee of the Board of Directors with Mr. Box acting as Chairman of the Audit Committee and Messrs. Box and Rifkind were appointed to the Compensation Committee with Mr. Rifkind as Chairman of the Compensation Committee.

          6. In February 2000, the Company placed 2,727,273 shares of the Common Stock at $11.00 per share. The Placement was made pursuant to Regulation S under the Securities Act in the United Kingdom and Europe. The gross proceeds of the Placement were $30,000,003. In addition, the Company granted an option to Beeson Gregory, the placement agent, to purchase 136,363 shares of common stock at an exercise price of $11.00 per share for a term of two years. Beeson Gregory also received a commission of 5% of the total gross proceeds, the reimbursement of certain of its expenses, and has been appointed as the Company's financial advisor at an annual advisory fee of $40,000 ((pound)25,000). The Placing
               Agreement contained warranties, representations, indemnities, undertakings, covenants and other agreements on the part of the Company and certain of the Directors. In connection with the Placement, the Directors of the Company entered into an agreement with the Company and Beeson Gregory on January 28, 2000 whereby each Director agreed that, except in certain specified events, he will not, without the prior written consent of Beeson Gregory, dispose of any of his shares of Common Stock, including shares that are the subject of options or warrants during the six month period following the date of this agreement.

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

          7. The Company has agreed to grant certain registration rights to the holders (the "Holders") of the Placing Shares pursuant to a Registration Rights Agreement entered into at the completion of the Placement. The Registration Rights Agreement provides that the Company shall prepare and shall file with the Securities and Exchange Commission (the "SEC") as soon as reasonably practicable, but in any event not later than that date which is thirty calendar days after the completion of the Placement, a Registration Statement (the "Reoffer Registration Statement") with respect to the offer and sale of the Placing Shares by the Holders from time to time, in brokerage transactions, over a stock exchange, utilizing the facilities of an inter-dealer quotation system, in an underwritten offering or in privately negotiated off-market transactions. The Company shall cause the Reoffer Registration Statement to become effective under the Securities Act not later than that date which is sixty days after the Reoffer Registration Statement is filed; provided that if the placement agent of the Placing Shares determines, such determination to be made reasonably, that the Company is acting in good faith to cause the Reoffer Registration Statement to be declared effective, such date will be extended to ninety days after filing thereof. The Company filed a Registration Statement with the Securities and Exchange Commission on March 20, 2000 to register the resale of the Placing Shares under the Securities Act, in compliance with the Registration Rights Agreement.

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

               The Company shall as promptly as practicable (but in no event not more than 30 days after so requested by any holder) file with the SEC and thereafter shall cause to be declared effective under the Securities Act, a registration statement (which may be at the election of the holder so requesting a "shelf" registration statement) relating to the offer and sale of the Placing Shares by the requesting holder from time to time in accordance with the methods of distribution elected by such holder and set forth in such registration statement; provided, that if permitted under the Securities Act and by the SEC, the Company may file a pre- or post effective amendment or supplement to the Reoffer Registration Statement if such action would completely fulfil its obligations. The Company filed a Registration Statement with the Securities and Exchange Commission on March 20, 2000 to register the resale of the Placing Shares under the Securities Act, in compliance with the Registration Rights Agreement.

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

          8. On January 28, 2000, the Company completed the sale of all of the share capital of Toucan Mining, for an aggregate consideration of $809,750 ((pound)500,000). The sale of Toucan Mining was made to Golden Ridge Group Limited, a company registered in the British Virgin Islands, pursuant to a Share Sale Agreement, dated January 28, 2000. On the same date, and prior to the aforementioned sale of Toucan Mining, Toucan Mining transferred to the Company for a consideration of(pound)1.00 the beneficial interest in 2 million ordinary shares of Minmet plc (the "Minmet Shares"). The Minmet Shares cannot be sold by the Company without the consent of Minmet plc until January 6, 2001. In addition, Toucan Mining transferred to the Company for a consideration of(pound)1.00 warrants to subscribe for a further 7.7 million ordinary shares of Minmet Plc at an exercise price of(pound)0.08 (the "Warrant Shares"). The Company is not contractually restricted from selling the Warrant Shares. The Company had previously announced a spin-off of Toucan Mining to its stockholders, subject to the satisfaction of certain conditions, including the registration of the shares of Toucan Mining pursuant to the Securities Exchange Act of 1934, as amended. Toucan Mining had filed with the SEC a registration statement on Form 20-F to register its shares under the Exchange Act but had not completed the registration process. In light of the Company's need to dispose of its mining interests (except for the retained Minmet Shares and Warrant Shares) in a timely fashion in order to be able to pursue its current Internet security business, the Company determined to sell Toucan Mining rather than completing the registration process and pursuing the proposed spin-off of Toucan Mining.

          9. On January 27, 2000, AHL, entered into an agreement (the "WRDC Agreement") pursuant to which AHL subscribed for 840,000 "D" Ordinary Shares of one penny each in WRDC, for an aggregate subscription price of $604,800 ((pound)378,000), conditioned upon the completion of the Placement prior to April 30, 2000. The WRDC Agreement contains the terms of an option pursuant to which AHL has the right to acquire the balance of the issued share capital of WRDC after October 31, 2001, at a price based on the revenue and profits of WRDC for the previous accounting period at the relevant time. In addition, on making the subscription, the Company made a loan of $195,200 ((pound)122,000) to WRDC, repayable (with interest) over a five year period beginning on the second anniversary date of the first drawdown, and Authoriszor Limited has converted the terms of an existing interest free loan to WRDC for $160,800 ((pound)100,000) to similar terms. WRDC offers professional services in information technology focused on core technologies of messaging, directories, network security and data communications. Technology underpins all WRDC projects, ranging from strategic and operational consultancy, through the design and implementation of systems integration projects, to the provision of fully managed information technology services.

          10. In December 1999, the Company entered into a letter of intent to acquire an application service provider in the United Kingdom. The letter of intent contained certain conditions which had to be met in order to complete the contemplated arrangements and, as these conditions were not met by January 31, 2000, the Company withdrew from the contemplated transaction.

          11. The Authoriszor Inc. 1999 Stock Plan (the "Plan") was ratified by the Company on October 4, 1999. Pursuant to the Plan, the Company may grant Incentive Stock Options to any employee, officer or director of the Company or of any parent or subsidiary of the Company, and may grant Non-qualified Stock Options to any person eligible to receive Incentive Stock Options, and also to consultants or advisors of the Company or its subsidiaries. The maximum number of shares that may be subject to Options and issued under the Plan is 1,000,000 shares of Common Stock. The following table describes Options that the Company has granted or agreed to grant under the Plan in the fiscal quarter ending March 31, 2000:



                         No. of        Option       Vesting        Vesting
Name                    Options      Exercise    Date Start       Date End  Vesting Conditions
                                        Price
------------------- -----------  ------------ ------------- --------------  -----------------------------------------
Andrew                25,000        $2.50       1/1/2001       1/1/2008     Up to a maximum of 6,250 per year starting
Llewellyn                                                                   on the vesting date.

Frank Majkowski       25,000        $2.50       1/1/2001       1/1/2008     Up to a maximum of 6,250 per year starting
                                                                            on the vesting date.

Andrew Cussons        25,000        $6.75       1/1/2001      12/31/2008    Up to a maximum of 6,250 per year starting
                                                                            on the vesting date.

Andrew Cussons        75,000        $6.75       4/1/2001       4/1/2008     Options vest subject to certain performance
                                                                            conditions up to a maximum of 18,750 per
                                                                            year.

Andrew Cole           25,000        $7.10       2/1/2001       2/1/2008     Up to a maximum of 6,250 per year starting
                                                                            on the vesting date.

David Blain           25,000        $10.31      2/1/2001       2/1/2000     Up to a maximum of 6,250 per year starting
                                                                            on the vesting date.

Ian Weatherhogg       40,000        $10.31      2/1/2001       2/1/2000     Up to a maximum of 10,000 per year
                                                                            starting on the vesting date.

Ian Joyce              2,000        $10.31      2/1/2001       2/1/2000     Up to a maximum of 500 per year starting
                                                                            on the vesting date.

Shaun Summers          1,500        $10.31      2/1/2001       2/1/2008     Up to a maximum of 375 per year starting
                                                                            on the vesting date.

Paul Leivesley         2,500        $10.31      2/1/2001       2/1/2008     Up to a maximum of 625 per year starting
                                                                            on the vesting date.





John Pitts             2,500        $10.31      2/1/2001       2/1/2008     Up to a maximum of 625 per year starting
                                                                            on the vesting date.

Ron Goss              25,000        $20.00      3/20/2000      4/1/2008     Up to a maximum of 25% per year starting
                                                                            on the vesting date.

David Wall             2,500        $20.00      3/20/2000      4/1/2008     Up to a maximum of 25% per year starting
                                                                            on the vesting date.

Ryan Jenkins           2,500        $20.00      3/20/2000      4/1/2008     Up to a maximum of 25% per year starting
                                                                            on the vesting date.

Richard Atkinson      10,000        $20.00      3/20/2000      4/1/2008     Up to a maximum of 25% per year starting
                                                                            on the vesting date.

=================== ===========  ============ ============= ==============  =========================================

12. The Company has entered into Stock Option Agreements outside of the Plan with certain individuals in the fiscal quarter ending March 31, 2000 and thereafter, the details of which are described below:

                  No. of        Option        Vesting        Vesting
Name              Options      Exercise        Date         Date End               Vesting Conditions
                                 Price         Start
-------------- ------------- ------------- ------------- ---------------  -------------------------------------
Richard A.        500,000        $6.75       1/1/2001      12/31/2009     Shares vest on schedule detailed in
Langevin*                                                                 paragraph 4 of this Item 5.

Beeson            136,364       $11.00       2/11/2000      2/1/2002      None
Gregory
Limited+

============== ============= ============= ============= ===============  =====================================
*An employee,  director or officer of the Company. +Advisor or consultant to the
Company.



13. On January 10, 2000, the Company filed a Registration Statement on Form S-8 covering the issuance of 350,000 shares of Common Stock underlying options held by David Carmichael, L. Clark Arnold, Robert P. Jeffcock and Robert A. Pearce (the "Option Holders") pursuant to certain stock option agreements between these individuals and the Company. As an incentive to the holders of these options to exercise their options on or before January 31, 2000, the Company reduced the exercise price from $1.00 per share to 66.66 cents per share of Common Stock, provided that the Option Holders exercised their options on or prior to January 31, 2000. Each Option Holder exercised in January 2000 at the discounted exercise price.

14. On March 20, 2000 the Company filed a Registration Statement with the Securities Exchange Commission to register the resale of the Placing Shares and shares held pursuant to the exercise of certain warrants.

15. On February 3, 2000 the Company filed a Nasdaq National Market Application for Public Securities ("Listing Application"); however, there is no assurance that the Company's securities will be listed on the Nasdaq NMS.

16. Following the end of the quarter, the Company transferred its transfer agency services to American Securities Transfer & Trust, Inc. ("AST"). AST is located at 12039 West Alameda Pkwy., Lakewood, Colorado 80228, telephone: (303) 984-4100, telecopy: (303) 984-4110, Attention: Jo
     Petersen.


Item 6.                    Exhibits and Reports on Form 8-K.

                                    EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

+10.1^ Executive Employment Agreement, dated as of January 1, 2000, by and between the Company and Richard A. Langevin. (Exhibit 10.1)

+10.3* Form of Agreement  under the 1999 Stock Plan and  Schedule of  Agreements
       (Exhibit 10.3)

10.4^ Placing Agreement, dated as of January 28, 2000, by and among the Company, Beeson Gregory Limited and certain Directors of the Company. (Exhibit 10.7)

10.5^ Supplemental Placing Agreement, dated as of February 9, 2000, by and among the Company, Beeson Gregory Limited and certain Directors of the Company. (Exhibit 10.8)

10.6^ Registration Rights Agreement, dated February 16, 2000, by and between the Company and Beeson Gregory Limited. (Exhibit 10.9)

10.7^ Lock-up Agreement, dated January 2000, by and among the Company, Beeson Gregory Limited and Raymond Seitz and others. (Exhibit 10.10)

10.8^ Deed of Covenant, dated as of February 22, 2000, by and among Authoriszor Holdings Limited, WRDC Limited and certain persons named in Schedule 1 to the Deed. (Exhibit 10.11)

10.9^ Shareholders' Agreement, dated as of January 27, 2000, by and among Authoriszor Holdings Limited, WRDC Limited, the shareholders of WRDC Limited and the Company, relating to WRDC Limited. (Exhibit 10.12)

10.10^ Letter  Agreement,  dated  February 22, 2000, by and between  Authoriszor
       Holdings Limited and WRDC Limited regarding credit facility. (Exhibit 10.13)

10.11^ Letter  Agreement,  dated  February 22, 2000, by and between  Authoriszor
       Holdings Limited and WRDC Limited regarding credit facility. (Exhibit 10.14)

10.12o Share Sale Agreement, dated as of January 28, 2000, by and between the Company and Golden Ridge Group Limited. (Exhibit 2.1)

27*    Financial Data Schedule. (Exhibit 27)

------------------

*        Filed herewith

+        Compensation plan, benefit plan or employment contract or arrangement

^ Incorporated by reference to the exhibit shown in parentheses from the Company's Quarterly Report on Form 10-QSB, filed on February 22, 2000 with the Securities and Exchange Commission

o Incorporated by reference to the exhibit shown in parentheses from the Company's Current Report on Form 8-K, filed on February 14, 2000 with the Securities and Exchange Commission.

                               Reports on Form 8-K

1. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on February 14, 2000 describing the sale of Toucan Mining Limited, the completion of the Placement and certain other matters.

2. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 8, 2000, describing the purchase by AHL, a wholly owned subsidiary of the Company, of a 25.1% interest in WRDC.

3.       The Company filed a Current  Report on Form 8-K/A with  Securities  and
         Exchange  Commission  on  May  9,  2000,   providing  the  consolidated
         financial statements of WRDC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amended Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              AUTHORISZOR INC.
                                                              (Registrant)



Date:    May 15, 2000                    By:  /s/ Richard A. Langevin
                                              ----------------------------------
                                              Richard A. Langevin, President,
                                              Chief Executive Officer and
                                              Chief Financial Officer
                                              (Principal Executive Officer and
                                              Principal Financial and Accounting
                                              Officer)

                                INDEX TO EXHIBITS

Exhibit                    Description of Exhibit
-------                    ----------------------

10.3 Form of Agreement under the 1999 Stock Plan and Schedule of Agreements (Exhibit 10.3)

27                Financial Data Schedule. (Exhibit 27)