Form 10KSB
period 2000-06-30
AUTHORISZOR INC
filed 2000-09-29
CIK 850083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

|X| Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2000

|_| Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________ to ____________

Commission File Number: 000-27869

                                AUTHORISZOR INC.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                                75-2661571
-------------------------------                              -------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

One Van de Graaff  Drive
Suite 502
Burlington, Massachusetts                                        01803-5188
----------------------------------------                         ----------
(Address of Principal Executive Offices)                         (Zip code)

                                  781-359-9650
                                  ------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

         Title of Each Class                               Name of Each Exchange
         -------------------                                on Which Registered
              NONE                                         ---------------------
                                                                    N/A

Securities registered under Section 12(g)
 of the Exchange Act:                              Common Stock, $0.01 par value
                                                   -----------------------------
                                                          (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                              Yes      X    No
                                                      ---        ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

State issuer's revenues for its most recent fiscal year:  $121,000
                                                           -------

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of September 25, 2000 was approximately $87,823,910. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of September 25, 2000, there were 17,414,081 shares of the common stock, $0.01 par value, of the Company issued and outstanding.

Transitional Small Business Disclosure Format:     Yes      No      X
                                                       ---         ---

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement pertaining to the 2000 Annual Meeting of Stockholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.




                                                   Authoriszor Inc.

                                                                                                              Page
                                                                                                              ----
PART I

                Item 1.  Description of Business...........................................................     1
                Item 2.  Description of Properties.........................................................    12
                Item 3.  Legal Proceedings.................................................................    13
                Item 4.  Submission of Matters to a Vote of Security Holders...............................    13

PART II

                Item 5.  Market for Common Equity and Related Stockholder Matters..........................    13
                Item 6.  Management's Discussion and Analysis or Plan of Operations........................    15
                Item 7.  Financial Statements..............................................................    21
                Item 8.  Changes In and Disagreements with Accountants on Accounting and
                         Financial Disclosure..............................................................    22

PART III

                Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
                         with Section 16(a) of the Exchange Act............................................    22
                Item 10. Executive Compensation............................................................    22
                Item 11. Security Ownership of Certain Beneficial Owners and Management....................    22
                Item 12. Certain Relationships and Related Transactions....................................    22

PART IV

                Item 13. Exhibit List and Reports on Form 8-K..............................................    22

SIGNATURES.................................................................................................    26

INDEX TO EXHIBITS..........................................................................................    27


                                     PART I

         This report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in, or incorporated by reference into, this report.

         Unless the context otherwise requires, "Authoriszor," the "Company," "we," "our," "us" and similar expressions refers to Authoriszor Inc., its subsidiaries and predecessors.

                         Item 1: Description of Business

History

         Our predecessor was incorporated as a Colorado corporation on January 20, 1989 under the name Starlight Acquisitions Inc. On May 10, 1996, Starlight Acquisitions Inc. acquired Toucan Mining Plc (then named Toucan Mining Ltd.), incorporated in the Isle of Man, the holding company of a mining group operating in South America.

         On July 29, 1996, Starlight Acquisitions, Inc. was reincorporated as a Delaware corporation on July 22, 1996 under the name Toucan Gold Corporation. Effective June 30, 1999, Toucan Mining Plc sold its sole operating subsidiary to Minmet Plc ("Minmet"), a company listed on the Irish Stock Exchange and the London Stock Exchange, in consideration for the issue of Minmet ordinary shares, the grant of warrants and other consideration. Funding of the consideration for the transaction was completed on July 15, 1999. On July 22, 1999, we acquired the whole of the issued share capital of Authoriszor Limited, which was then named ITIS Technologies Limited ("ITIS"), whose business comprised the basis of our current business. On August 25, 1999, our name was changed to Authoriszor Inc., and the name of our subsidiary was changed to Authoriszor Limited ("AL").

         On January 12, 2000, Authoriszor Holdings Limited ("AHL"), a newly created wholly-owned subsidiary of Authoriszor Inc., acquired the whole of the issued share capital of AL as part of an intra-group reorganization.

         On January 27, 2000, we sold our wholly-owned subsidiary, Toucan Mining Plc, to Golden Ridge Group Limited for an aggregate consideration of $809,750 ((pound)500,000) in cash. On the same date, Toucan Mining Plc agreed to transfer to Authoriszor the beneficial interest in 2,000,000 shares in Minmet and warrants to subscribe for ordinary shares of Minmet at a price of (pound)0.08 per share for a further 7,700,000 shares in Minmet for a consideration of (pound)1.

General

         We provide a patent-pending security solution which secures corporate information while enabling businesses to provide secure access to their corporate Website and applications and to conduct secure communications over computer networks and the Internet. Our product suite and processes enable a corporation to provide secure access to the information on its Web server to its customers, suppliers, employees and public visitors from the Internet, according to their pre-determined security profile.

         We believe our solution to be innovatively different from other security solutions available today. Our solution provides security by securing a customer's Website, corporate information assets and contents offline, making this information completely inaccessible, except through the customer's Web server. This process eliminates any direct contact between the person requesting information and the corporate information assets.

         Each request for corporate information is submitted to the server. Then, by using silent security verification not apparent to the user, the Authoriszor product suite identifies, authenticates and, if authenticated, authorizes the request to proceed. To be authenticated by a server which has our product suite installed, the end user and the user's computer or terminal must be validated. Our profile selector ensures that the person requesting information is only provided with information to which such person is authorized. Validated requests for information are handled by the protected server, which creates pseudo uniform resource locators that disconnect the name of the data source and the location of the data on the corporate Web server.

         Our virtual publisher then creates a response in the form of a virtual Web page and, after ensuring that no changes have occurred in the environment or device of the person requesting information since the request was submitted, which ensures that requestor transmissions have not been intercepted nor impersonated, and that the requestor identity is still the original requestor that commenced the session, sends the requestor the Web page of information off-line, publishing it through a virtual page publishing system. Our product suite then immediately destroys the virtual Web page response that was sent to the person requesting information.

         The benefit of our product suite is that it has been designed to provide an added dimension of security to existing security products, such as:

         o        firewalls;

         o        virtual private networks;

         o        encryption;

         o        security tokens;

         o        smart cards; and

         o        biometrics.

Customer investments in these other security technologies can be preserved and combined with our product suite.

Industry Background

The Growth of the Internet and Electronic Business

         The continued growth of the Internet and advances in network technologies have fundamentally changed the way business is conducted. These developments, as well as advances in broadband and wireless technologies, have allowed organizations to make available their corporate computer networks and applications to a wide range of users. This offers businesses the opportunity both to enhance revenues by more efficiently accessing existing and potential customers, and to reduce costs by removing supply chain layers and streamlining distribution through extranets and the Internet.

         Electronic business, or the ability to conduct business online, has become critical for many organizations. Examples of electronic business applications include supply chain management, online banking, document sharing, both inside and outside the organization, order-entry systems, government tax filing systems, marketing on the Internet, inventory management and Internet-based commerce-known as E-Commerce.

         Organizations are increasing their spending on solutions that provide the necessary infrastructure to allow them to develop electronic business initiatives. As businesses implement and extend their information technology infrastructures to provide increased access to their networks, databases and applications, they face significant new challenges. These challenges include management of distributed computing environments, functionality of applications and, critically, security of information and networks.

         The market for Internet related electronic security products is immature. Until recently, such security has been service-based and has primarily involved custom tailored solutions. However, we believe it will rapidly shift towards standard products.

         The following are some of the factors that may influence the growth in the market for security products:

          o    the growth of network and client/server computing;

          o the rapid adoption of the Internet and Internet protocols for E-Commerce, intranets, extranets and virtual private networks;

          o    the development of electronic commerce in Europe;

          o increasing awareness of the public relations and financial consequences of not having a secure network;

          o    national and supranational legislation for trusted third parties;

          o    national and supranational legislation for digital signatures;

          o the emergence of industry standards, enabling inter-operable security to be built into standardized products;

          o    the rate of the move towards automated management of key systems;

          o    the  need  for  effective   management  tools  to  control  large
               communities of users, including public key certificate management systems;

          o    the move towards doing significant business sight unseen, in some
               cases    across    international    borders,    which    requires
               non-repudiation; and

          o    any change to export standards and regulations.

The Need for a Security Infrastructure for Electronic Business

         The continued growth of electronic business depends in large part on whether a system for secure and trusted communication can be created that is consistent with practices established in the non-electronic world. In the non-electronic world, trust is established through procedures, policies and credentials that enable people and organizations to conduct business confidently and confidentially based upon the following principles:

          o    Authentication-verifying the identity of each party;

          o Integrity-preventing alteration of information by unauthorized persons;

          o Confidentiality-preventing disclosure of information in transit or in storage to unauthorized persons; and

          o    Non-repudiation-preventing   either   party  from   denying   the
               communication or transaction.

         Conventional personal identification techniques, however, cannot be used in the electronic business world and, consequently, an electronic security framework is required.

         A number of techniques have been devised that seek to implement an electronic security framework. These techniques may be broadly categorized as:




             Technique                             Function                                Perceived Problems/Limitations
Firewalls.........................   A firewall limits access to a Web server        A user's identity can be "spoofed", i.e. an
                                     according to a set of rules concerning the      unauthorized user may pretend to be someone
                                     identity of the user, message content, access   else who is authorized.
                                     request type, protocol used, etc.
Encryption........................   A technique for "scrambling" a message while    Encrypted messages may be created or read by
                                     in transit or stored such that an intruder may  non-authorized persons if the code is "broken"
                                     not read the content of the message without     or the decryption key is stolen.
                                     having access to the encryption code.
Public Key Infrastructure.........   Public key infrastructure is a generic term     Keys may be stolen, however securely they may
                                     that describes the process of managing the      be stored, with the user being unaware of the
                                     encryption and decryption of messages between   theft, allowing unauthorized decryption of
                                     server and client using complex keys stored     messages.
                                     and authenticated by a trusted authority.
Biometrics........................   A user has many unique biometric                Does not in itself address the issue of
                                     characteristics (fingerprint, retinal scan,     encrypting data during transmission to prevent
                                     etc.) that may be measured to certify the       unauthorized "eavesdropping" nor of managing
                                     identity of a user.                             the level of access available to a user.
Virtual Private Networks..........   Virtual private networks are an extension of    The establishment of the link must be based
                                     hard wired private networks, and once           upon a highly secure user identification
                                     established, a Virtual private network creates  technique, or otherwise a secure route to an
                                     an encrypted link between two or more           unauthorized person could be unknowingly
                                     computers that can be regarded as highly        created.
                                     secure.
Smart cards.......................   Smart cards contain embedded electronic         They can be stolen and some may be
                                     identity information that, when used as part    fraudulently duplicated.
                                     of the log-on process, can help to verify a
                                     user's identity.


The techniques listed above are embodied in a variety of products provided by many companies, a few of which are listed below:

          o    Public key  infrastructure-Verisign  Inc., Baltimore Technologies
               Plc

          o    Firewalls-Checkpoint    Software    Technologies   Ltd.,   Ascend
               Communications Inc., Cisco Systems Inc., Raptor Systems Inc.

          o    Encryption-RSA Security Inc., Verisign Inc.

          o    Smart cards-GemPlus Group, Hewlett-Packard Company, Bull S.A.

          o Virtual private networks-Checkpoint Software Technologies Ltd., Intel Corporation, Microsoft Corporation, Novell Inc., Cisco Systems Inc.

          o    Biometrics-Viisage Technology, Inc.

         Despite the existence of these techniques and products, there have been security breaches into company servers. Many companies have reported security breaches where people have gained unauthorized access to their server and gained access to confidential and valuable information.

         Our product suite provides an environment with strong positive identification of the user and his equipment, coupled with a set of network management tools, that allow the management of a server's security policy to determine exactly who gets access to various classes of information and /or applications by reference to the user's profile, which is itself stored in a secure location. The Authoriszor product suite may be used in conjunction with existing techniques to enhance the level of security available.

         Importantly, access to an application hosted on a server protected by our product suite requires only a Web browser at the client site together with a small Authoriszor component that may be freely downloaded from our Website or distributed through CD-ROM.

         Reviewing the requirements identified above for electronic security in business with respect to our product suite:


Authentication................   The Authoriszor product suite has strong in-built client ID verification that may be extended to incorporate other techniques.
Integrity.....................   All access to a Web server is managed and controlled by the Authoriszor management console.
Confidentiality...............   Data and applications are stored where they cannot be accessed by the
                                 Internet, and the requested data is transmitted using the user's preferred encryption methodology.
Non-repudiation...............   The Authoriszor product suite maintains a full audit trail of access to applications and information.


The Authoriszor Solution

         We have developed a suite of software products that manages users' access to a company's Web server and the level of information that is made available to users once they have gained such access. This package of products has been approved by Microsoft as an official Microsoft Backoffice Logo product.

         Access to information is controlled as follows:

          o each user seeking access to a server protected by our product suite is positively identified as either "public" or as an individual "authorized client";

          o once an authorized client has gained access to the server protected by our product suite, the level of information made available to that authorized client is monitored according to the pre-determined security profile of the authorized client in question;

          o generic content is delivered to public users so that they are not alerted to the fact that their access to secured information has been denied;

          o a record is automatically made of any attempted unauthorized access by a public user, although again the public user will not be alerted to this;

          o the secured information delivered to authorized clients is generated from a remote protected off-line source, so that there exists no static on-line page containing the secured information that could be "hacked" and no route or portal through which a hacker may gain access to the secured information; and

          o any "alien" files deposited on the server protected by our product suite are continuously and automatically purged.

         The following paragraphs describe the products involved in this process in more detail:

Positive ID

         A component of the Authoriszor software product, known as Positive ID, checks the identity of the computer seeking access to a server protected by our product suite, or to a number of different servers, according to a number of unique attributes including hardware and software parameters. In this way, each user is identified as public or as an individual authorized client. An individual authorized client is a person who the company has set up as being authorized to have a specified level of access to private company information. For example, an existing customer could be authorized to have access to stock levels and delivery schedules; whereas, the company's chief executive could be authorized to have access to all information. Identification is based upon an individual client identification key for each authorized client. If a client identification key is copied, it will automatically cause a record to be made of such event and the reason for the event. This matter can then be dealt with in accordance with defined security policy. A user is continually monitored during the period of access, as well as during initial access or re-access. Users are not alerted to this on-going authentication process.

         Once an authorized client has gained access to the server protected by our product suite, the level and type of information delivered to him or her can be varied according to the characteristics of their client identification key. Certain information can be reserved for specified groups of users or for individual users. In this way, network performance can be optimized by sending only data that is appropriate to the client in question; for example, on a simple level, an audio file will not be sent to a configuration with no sound card. In addition, the product is extendable, so that future developments in smartcards, biometrics and other technologies can be incorporated as required. The Positive ID product, therefore, specifically addresses the need for high level authentication, privacy protection and security.

Profile Selector

         Once an authorized client has gained access to a server protected by our product suite, our Profile Selector product profiles the client to select the information appropriate for that authorized client, whether in terms of his or her level of authorization, the compatibility of his or her system and the capacity of his system to cope with the information available or his or her personal characteristics, such as the language he or she speaks. The ability to create profiles for groups and individual clients means that security is precisely configurable.

Private Pages

         Access to standard Web pages on the Internet is gained through uniform resource locators, which are addresses for real Web content, including actual pages in static Hypertext Markup Language and scripts for dynamic pages. With a conventional Web server that is not protected by Authoriszor, hackers are able to gain access to page sources and scripts through the uniform resource locators, which, in turn, enables them to gain access to the server.

         Our Private Pages product implements pseudo uniform resource locators. A pseudo uniform resource locator is a specification for a page that does not exist on the Web server but is instead generated from a remote off-line source. A pseudo uniform resource locator is constructed according to the profile of each individual authorized client. It exists only for the time taken to construct and transmit it to the client. No actual page or script exists on-line.

         On any request for information by a user, the Authoriszor product suite uses its virtual page publication system to create a temporary page containing the information resulting from the information profiling screening procedure. This virtual page is sent to the client in exactly the same way as a requested uniform resource locators but is then immediately deleted from the system. The virtual page exists only for the amount of time necessary to send it to the requesting client.

         The source information for pages is stored off-line where it is inaccessible from the Web and may even be stored on other computers not connected to the Internet. In this way, information is protected from hackers.

         If required, the Authoriszor product suite can also encrypt the page for transmission using industry standard encryption methods.

         Pseudo uniform resource locators contain different levels of content for different types of clients. For example:


Intended Recipient                                Possible Content
------------------                                ----------------
Public..........................................  Description of product.
                                                  Product graphics.
                                                  Overview of product features and benefits.
Product Dealer..................................  Description of product.
                                                  Product graphics.
                                                  Overview of product features and benefits.
                                                  Dealer pricing details.
Product Distributor.............................  Description of product.
                                                  Product graphics.
                                                  Distributor pricing details.
Product Service Center..........................  Description of product.
                                                  Product graphics.
                                                  Spare parts pricing details.
                                                  Product recall information.

         The Authoriszor product is designed to ensure that pages are generated in response to all information requests; even unidentified clients receive publicly available information. This means that hackers are not made aware of their refused access.

Active Surveillance

         Our Active Surveillance product protects the user site against file deposition attacks. A file deposition attack takes the form of a file or a series of files deposited, sometimes through the firewall, and designed to take unwanted action. For example, a file deposition attack may overflow its allocated space until it fills available disk and memory space effectively bringing the computer to a halt. These are known as buffer overflow attacks. Alternatively, a file deposition attack may be designed to respond to a defined set of circumstances that will enable it to find the effective control center of the system-the Web root. This enables the file deposition attack to take whatever action it likes with respect to the Web content or content accessed from the Web root by scripting programs. Active Surveillance sweeps the protected server every few seconds and institutes the user defined security procedure on any files it does not recognize as having been present for more than a pre-determined time.

Our Strategy

         We intend to become one of the leading providers of electronic security solutions worldwide. The principal elements of our strategy to achieve this are as follows:

 Technological leadership. We believe that we offer innovative and high quality Web security solutions. We intend to maintain this technological lead by devoting substantial resources to product research and development, and, if appropriate, by acquiring new products and technologies. In addition, we intend to increase the current functionality of our solutions, which we anticipate will create further sales opportunities and additional technological barriers for others. We will continue to focus on open, flexible and scalable solutions while broadening the scope of our electronic security solutions.

 Global presence. We intend to be a leading provider of Web security solutions to large enterprises in Europe and North America and other high growth markets by expanding our sales and marketing and support organizations. To this end, we have increased our staff to 57 employees as of September 1, 2000, including Richard A. Langevin, our Chief Executive Officer, President and Interim Chief Financial Officer

 Target new industry sectors and commercial certificate authorities. We plan to continue to focus our sales and marketing efforts on industries where Web security is essential. These markets are currently:

         o        financial services;

         o        healthcare services;

         o        high-technology;

         o        government branches; and

         o        large enterprises.

We intend to target leading  institutions  in these markets and will also target
digital   certificate  service  providers,   known  as  commercial   certificate
authorities or trusted third parties.

 Develop strategic partnerships and customer relationships. We are working to establish strategic relationships with leading partners to broaden and accelerate the market acceptance of our Web security solutions. We will strategically target relationships with companies and other organizations that we expect to play a critical role in the future of electronic business. We anticipate that these relationships should help to facilitate broad market acceptance of our Web security solutions and we believe that they will help achieve our goal of becoming a leading global provider of Web security products and services.

 Pursue selective growth opportunities. We intend to grow through both organic expansion as well as through selected strategic acquisitions which we believe will accelerate product, customer and geographic penetration.

Sales and Marketing

         Since January 2000, we have been expanding our sales and marketing organization. Sales staffing has increased from only 2 representatives in the UK in January 2000 to currently 14 sales representatives, comprised of 5 sales representatives in the UK and 9 sales representatives in the U.S. We have also increased our marketing staff from 1 representative in the UK in January 2000 to 3 marketing representatives that is comprised of 2 UK representatives and 1 U.S. representative. We have also expanded our global sales presence through the expansion of our sales offices. From January 2000, we have increased our sales offices from the initial 2 UK offices to a total of 9, including 7 new U.S. field offices in Burlington, Massachusetts, Providence, Rhode Island, Chicago, Illinois, St. Louis, Missouri, Phoenix, Arizona, Los Angeles, California and Washington, D.C.

         Our overall sales objective is to maximize organic sales growth, develop a global brand and achieve a global capability by continuing to develop the necessary support infrastructure and establishing sales channels worldwide.

         In addition to direct sales, we intend to develop relationships with other entities to market and sell our product suite and services. These sales channels can be categorized as follows:

         o        Application    Service    Provider   Vendors   and   Services.
                  Conventional Internet service provider services provide Web servers and email services connected to the Internet. Application service providers extend these services to include offering software programs, from payroll or human resources applications to a full enterprise resource planning application. Our product suite is designed to provide an essential fail-safe security environment for application service provider Web services and applications;

         o Product Re-sellers, Distributors and Sales Agents. The companies and individuals in this category that we seek to work with are, typically, geographically focused and offering local market knowledge and contacts and sales skills;

         o Original Equipment Manufacturers, including Application Development Companies. These companies tend to operate worldwide and embed security solutions into their own product offerings. They tend to offer developed sales channels, established customer bases and brand recognition; and

         o Consultants, Value Added Resellers, Systems Integrators and Worldwide Information Technology Vendors. These are companies and individuals that may sell or recommend some or all of the elements of our product suite to enhance their own solution.

         All of these types of sales channels will assist us by providing access to new geographic areas and markets and the capacity to further penetrate our existing markets.

         Our Website is also a major marketing tool and the primary way in which some potential customers will judge us and our product suite. We anticipate that in the future it may become a significant sales channel and our primary support channel.

         We are also seeking to discuss partnership agreements with system integrators and value added resellers. We have identified a number of such opportunities in the UK, Germany, France and the U.S. and expect to hold discussions to set up agreements covering these countries during calendar year 2000.

         We are also seeking to further develop our distribution chain by acquiring relevant companies or by making strategic equity investments. We have acquired 27.2% of the share capital of WRDC Limited (25.1% on a fully diluted basis), with an option to acquire the balance of its issued share capital after October 31, 2001. WRDC Limited offers professional services in information technology focused on core technologies of messaging, directories, network security and data communications. Technology underpins all WRDC projects, ranging from strategic and operational consultancy, through the design and implementation of systems integration projects, to the provision of fully managed information technology services.

         From  bases  in  Leeds  and  London,   WRDC  works  with  both  UK  and
international corporate clients from the following sectors:

         o        Financial Services

         o        UK Government

         o        Police

         o        Distribution

         o        Telecommunications

         o        Travel and Tourism

         o        UK Ministry of Defense

         o        Manufacturing

         o        Information Technology

         o        Health

Competition

         We believe that we have no direct competitors offering a product with the same benefits. Other companies offer solutions that contain some of the same features as our solution, but we believe that none of these other solutions contain the same strength of positive client identification or pseudo uniform resource locators, which we regard as two key functions of our solution and in respect of which patent applications have been made. In addition, a key strategic positioning of the Authoriszor product suite is that it complements existing electronic security products.

         The markets in which we operate are characterized by intense competition from producers of a variety of security solutions. Our indirect competitors include those companies listed in the section of this Report entitled "Business-Industry Background-The Need for a Security Infrastructure for Electronic Businesses." We expect there are other competitors that we have not identified. We believe that we compete with these and our other competitors on the basis of the quality of our security solution, service level and price.

         We expect to face further competition from new market entrants and possible alliances between competitors in the future. Certain of our current and potential future competitors have greater financial, technical, market and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sales of their services than we can.

         There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results.

Intellectual Property Rights

         We rely on a combination of copyright, trademark, service mark and trade secret laws, confidentiality procedures and contractual restrictions to establish and protect the proprietary rights in our software and services. However, we will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. In addition, these legal protections only provide us with limited protection in certain geographic areas. If we litigate to enforce our rights, it would be expensive, divert management resources and may not be adequate to protect our business. Our inability to protect our proprietary technology could have a material adverse effect on our business, prospects, financial condition and results of operations.

         We have five patent applications pending in the U.S. for our Authoriszor product suite. However, because patent applications in the U.S. are confidential, we cannot rule out the existence of earlier-filed patent applications for technology similar or identical to our product suite, or the possibility that another party may first secure patent protection in substantially similar technology. Therefore, we cannot guarantee that our patent applications will be successful. We have attempted to extend any successful U.S. applications into the UK and other countries pursuant to the processes and procedures provided by the Paris Convention and are currently evaluating the necessity of extending any such successful U.S. patents pursuant to the Patent Cooperation treaties; however, patent applications for software are more difficult to obtain in some countries outside the U.S. Even where patent protection is obtained, we cannot guarantee that third parties will not oppose or otherwise challenge the patents granted. If we do not succeed in securing patents in the U.S., UK and other territories, or if any granted patent is successfully challenged, we may not be able to prevent the marketing of similar products based on the underlying technology by other persons in that territory.

         We have copyrights on all aspects of the Authoriszor product suite and are in the process of applying for UK trademarks in respect of the key Authoriszor logos used for branding. We are also in the process of implementing confidentiality procedures and contractual provisions to further protect our proprietary rights. Additional protection for the software, documentation and other written materials is afforded by trade secret and, in the U.S. only, unfair competition laws. "AUTHORISZOR", SZ Logo, "A Logo" and "SECURES THE WEB" are trademarks or registered trademarks of Authoriszor or its subsidiaries in the United States and other countries.

Research and Development

         We aim to maintain our security software technology leadership position by continuing to enhance and broaden our product offerings. Through constant monitoring of the industry, we plan to identify new security features and trends in the marketplace that are required to maintain our competitive edge. The research and development team has currently identified several competitive enhancements that are being considered for development, such as:

         o        native code conversion to further improve system performance;

         o        implementation of secure file transfer;

         o        expanded user selectable encryption;

         o        active lightweight directory access protocol support; and

         o the development of extended application programming interfaces.

         Our future success will depend, in part, on our ability to attract, retain and motivate highly qualified technical personnel. On March 15, 2000, we hired Edward Vasko as Director of Technology for U.S. operations. Prior to his employment with the Company, Mr. Vasko served as Product Manager, Security for the North American software division of Bull S.A.

         We believe our future success will also depend in large part on our ability to enhance and leverage our technologies. We intend to continue to develop new and innovative solutions to respond to the needs of our customers. We intend to offer products that are compatible with existing operations platforms such as UNIX and to seamlessly integrate our product without the need for re-registration in the case clients require major upgrades.

         For the one year period ending June 30, 2000, we incurred approximately $792,000, including professional services, in expenses related to research and development. We expect to continue to commit significant resources to our research and development team in the future, including over the course of the next 12 months.

Authoriszor 2000(TM)

         Authoriszor 2000(TM) was designed to enhance ease-of-use for customers and offer increased internet security and access management functionality for its users. Specifically, some of the major enhancements available in this new software version included:

          o    Security   Profile   Management.   New  user  and  group  profile
               management functionality designed to lower customers' deployment costs and administrative workload;

          o Single Process Web Site Configuration. The Web Site Import Wizard allows managers and administrators to secure an entire website using one process;

          o Multiple Site Management. Authoriszor 2000(TM) is designed to provide a unified view of multiple web sites, thereby reducing the time involved in website administration.

     Authoriszor 2000(TM) was designed to address certain B2B requirements including:

          o    Protection   from  denial  of  service  attacks  that  disable  a
               corporate web server by taking over available disk and memory space;

          o Targeted security that is designed to ensure that only authorized users see confidential web content;

          o Multiple encryption methods that are designed to protect the customer's existing investment in their other security products.


Employees

         As of September 1, 2000 there were 57 people employed by us on a full-time basis. Of these, 16 employees were primarily involved in research and development, and 21 employees were involved in sales and marketing, 7 in general administration and support and 13 engaged in professional services, in addition to our Chief Executive Officer, President and Interim Chief Financial Officer, Richard Langevin. We also employ free-lance consultants from time to time to assist various specific projects.

         Our employees are not represented by any collective bargaining unit, and we have never experienced a work stoppage. We believe our relations with our employees to be good. From time to time we also employ independent contractors to support our professional services, product development, sales, marketing and business development organizations.

         Our future success will depend, in part, on our ability to attract, retain and motivate highly qualified technical and management personnel for whom competition is intense. As part of our retention efforts, we seek to minimize turnover of key employees by emphasizing the nature of our work, our work environment, our encouragement of technical enhancements and our competitive compensation packages.

                        Item 2: Description of Properties

Facilities

         Our executive offices are currently located in Burlington, Massachusetts. In May 2000, we signed a commercial real estate lease in order to move our U.S. headquarters from the home office of our Chief Executive Officer in Natick, Massachusetts to a permanent location in Burlington, Massachusetts. The lease commenced on May 1, 2000 and includes 11,950 square feet of office space. We commenced occupation of this space during the week of May 22, 2000. As a result, we will incur a rental obligation of approximately $376,000 per annum over the term of the five year lease. The Company's operations headquarters are currently located on the first floor of a leased facility in Harrogate, England consisting of approximately 3,132 square feet of office space. The rent and service charge for this facility is approximately $72,000 per year. The Company maintains additional UK offices in a 400 square foot leased facility in Birmingham, England and a 3,174 square foot leased facility in Bradford, England. The rent for these office spaces is approximately $48,000 in the aggregate per year. In the opinion of the management of the Company, the U.S. property in Burlington, Massachusetts and the UK properties in North Yorkshire, Birmingham and Bradford are adequately covered by insurance.

         In addition, during the previous three months, we have recruited field staff in six major cities of the U.S. to provide local sales and technical support to the marketplace and our customer base. As the operations are initially small, we have either established home office locations, as in, for example, Providence, Washington, St. Louis and Phoenix, or we have attempted to locate and rent such other shared office space as was deemed appropriate for the other field offices.

                            ITEM 3: LEGAL PROCEEDINGS

         We are not currently a party to any pending material legal proceedings, nor is any of our property the subject of any pending legal proceedings.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There have been no matters submitted for vote to the security holders through the solicitation of proxies or otherwise in the fourth quarter of the fiscal year covered by this report.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock was previously quoted on the OTC Bulletin Board during some of the periods covered by this table under the symbol "AUOR." Commencing on May 23, 2000, our common stock was quoted on the NASDAQ National Market System under the symbol "AUTH." The following table sets forth, for the periods indicated, the range of high and low bid price information per share of our common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                                 Bid Price
Calendar Period                                               High       Low

1997
Third Quarter........................................       $1.375     $0.406
Fourth Quarter.......................................        2.125      0.406
1998
First Quarter.... ...................................         1.50      0.625
Second Quarter.......................................         1.06      0.041
Third Quarter........................................        0.875       0.08
Fourth Quarter.......................................         0.53      0.055
1999
First Quarter........................................         0.13       0.05
Second Quarter.......................................       0.0875      0.062
Third Quarter........................................         2.00      0.625
Fourth Quarter.... ..................................        17.00     1.3125
2000
First Quarter........................................       40.875       7.50
Second Quarter (1)...................................        22.50      8.875


(1)      Commencing  on  May  23,  2000,  during  the  "Second  Quarter"  of the
         Company's fiscal year, our common stock was quoted on the NASDAQ National Market System under the symbol "AUTH." Accordingly, the information concerning the price of the Company's common stock as traded on the Nasdaq National Market during the "Second Quarter" reflects the high and low closing price of such shares of Company common stock.



         On September 25, 2000, the closing price of our common stock on the Nasdaq National Market was $8.22 per share.

         As of September 25, 2000, there were 17,414,081 shares of common stock outstanding, held by approximately 415 holders of record.

Dividend Policy

         We have not declared or paid any dividends on our capital stock since our inception and do not anticipate declaring or paying dividends in the foreseeable future. Our current policy is to retain earnings, if any, to finance the expansion of our business. The future payment of dividends will depend on the results of operations, financial condition, capital expenditure plans and other factors that we deem relevant and will be at the sole discretion of our Board of Directors.

Recent Sales Of Unregistered Securities

         On February 18, 2000, the Company sold 2,727,273 shares of common stock at $11.00 per share. The placement ("Placement") was made pursuant to Regulation S under the Securities Act, as amended ("Securities Act") in the United Kingdom and Europe. The gross proceeds of the Placement were $30,000,003. In addition, the Company granted an option to Beeson Gregory Limited ("Beeson Gregory"), the placement agent, to purchase 136,363 shares of common stock at an exercise price of $11.00 per share for a term of two years. Beeson Gregory also received a commission of 5% of the total gross proceeds, the reimbursement of certain of its expenses and has been appointed as the Company's financial advisor at an annual advisory fee of approximately $40,000.

         The offering of such securities in the Placement was not registered under the Securities Act pursuant to Regulation S, and the shares were not offered, sold, or delivered in the United States or for the account or benefit of any United States Person (as such terms are defined in Regulation S). Such securities may not be reoffered or resold in the United States absent registration under the Securities Act or pursuant to an applicable exemption from such registration requirements.

         A Registration Statement on Form S-1 ("Registration Statement") was filed with the SEC under the Securities Act on March 20, 2000, relating to the offer and sale from time to time of shares issued in the Placement by certain purchasers of such shares and certain additional shares from time to time pursuant to an effective registration statement and prospectus ("Prospectus") contained therein. The Registration Statement, as amended, was declared effective by the SEC on May 18, 2000 under the Securities Act.

         The Company issued 120,000 shares of common stock to Nicholas and Ronald Reeves, collectively, as compensation for consulting services rendered beginning in August 1999 and continuing for a six month term thereafter. The shares of common stock were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

         On October 6, 1999, the Company repaid a $41,415 loan from James L. Jackson with $16,566 in cash consideration and 15,000 shares of common stock, at a 20% discount from the then current market price. James Jackson subsequently transferred 7,500 shares of common stock to an assignee. These shares of common stock were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

         On July 22, 1999, the Toucan Gold Corporation consummated the acquisition of all of the issued and outstanding capital stock of ITIS
Technologies Limited ("ITIS") in exchange for 4,680,375 shares (the "Consideration Shares") of common stock, pursuant to a Share Sale Agreement (the "Share Sale Agreement"), dated July 22, 1999, by and among David J. Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill (the "ITIS Shareholders") and the Company. The transaction was accounted for as a recapitalization of ITIS. The Consideration Shares were issued on August 6, 1999 in the following amounts: (i) James L. Jackson, currently a Director, Vice President and Secretary of the Company and Managing Director of AL, received 1,307,733 shares of common stock; (ii) David Blanchfield, currently Director of Research and Development of AL, received 1,307,733 shares of common stock; (iii) David Wray, currently a Director of the Company and Chief Technical Officer of AL, received 1,307,733 shares of common stock; (iv) Ian McNeill, currently the Chairman of AL, received 688,390 shares of common stock and currently owns 694,390 shares of common stock; and (v) Barry Jones, currently the Director of Sales and Marketing for AL, and as of October 1, 2000 the Director of Alliance and European Development of AL, received 68,786 shares of common stock. These securities were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

         On June 9, 1999, the Company entered into an Agreement of Settlement and Release with Joseph J. Haraoui and related parties to resolve certain disputes relating to the claims agreement reached in 1996 with Mr. Haraoui with respect to the acquisition by Mineradora de Bauxita Ltda. ("MBL") of certain mining claims in the Cuiaba Basin of Brazil. Pursuant to the terms of the Settlement Agreement, the Company issued to Mr. Haraoui an aggregate of 250,000 shares of common stock. These shares were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

         On April 27, 1999, the Company approved the issuance of 300,000 shares of common stock to Roy Williams upon the exercise by Minmet of its option to purchase MBL as payment of his finder's fee pursuant to his finder's fee agreement with the Company. These shares were valued for such purpose at $.20 per share, which was the current market price of common stock on the OTC Bulletin Board as of April 27, 1999, the date the Company approved the issuance. Such shares were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

         On April 27, 1999, the Company approved the issuance of shares of common stock to the following persons in lieu of paying such persons salary or fees owed to such persons. Such shares of common stock were valued for such purpose at $.20 per share, the price of shares of common stock on the OTC Bulletin Board as of April 27, 1999:

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

         These shares were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

         In March 1999, the Company issued to Igor Mousasticoshvily 133,333 shares of common stock pursuant to an exemption from registration under the Securities Act set forth in Section 4(2) as part of the purchase price for certain claims.

       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective" and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements or elsewhere in this report prove not to be accurate;
2) the Company is unsuccessful in increasing sales through its anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns; 4) the Company's inability to obtain financing for general operations including the marketing of the Company's products; 5) non-acceptance of one or more products of the Company in the marketplace for whatever reason; 6) the Company's inability to supply any product to meet market demand; 7) generally unfavorable economic conditions that would adversely effect purchasing decisions by distributors, resellers or consumers; 8) development of a similar competing product at a similar price point; 9) the inability to negotiate a favorable agreement for or to adequately protect the Company's intellectual property; 10) a failure by the Company or its third party vendors to accurately assess and prepare for any problems that may arise related to the year 2000; (11) if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; 12) if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others;
13) the risk factors of the Company as described in the section entitled "Risk Factors" contained in the Prospectus, as amended; and (14) the factors contained on page 3 of this Report concerning some of the factors that may influence the growth in the market for security products. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

Overview

         We provide a patent-pending security solution that secures corporate Web-related information while enabling businesses to provide secure access to their corporate Website and applications and to conduct secure communications over computer networks and the Internet. Our product suite and processes enable a corporation to provide secure access to the information on its Web server to its customers, suppliers, employees and public visitors from the Internet, according to their pre-determined security profile.

         We believe that our solution is innovatively different from any current security solution available today. Our solution provides security by securing a customer's Website, corporate information assets and contents offline, making this information completely inaccessible, except through the customer's Web server. This process eliminates any direct contact between the person requesting information and the corporate information assets.

         The benefit of our product suite is that it has been designed to provide an added dimension of security to existing security products, such as:

         o        firewalls;

         o        virtual private networks;

         o        encryption;

         o        security tokens;

         o        smart cards; and

         o        biometrics.

Customer investments in these other security technologies can be preserved and combined with our product suite.

         In order to begin our operations as an Internet-based company, on July 22, 1999 we acquired Authoriszor Ltd., then named ITIS Technologies Ltd., a United Kingdom Internet security company. Following this acquisition, the name of our company was changed to Authoriszor Inc., and the trading symbol for the common stock on the OTC Bulletin Board was changed to "AUOR." On May 23, 2000 our shares of common stock commenced trading on the NASDAQ National Market System under the symbol "AUTH." In November 1999, we changed our fiscal year end from December 31 to June 30 in order to adopt the fiscal year end of Authoriszor Ltd.

         The principal elements of our strategy to achieve a leading position in the worldwide Internet security solutions market are as follows:

 Technological leadership. We believe that we offer innovative and high quality Web security solutions. We intend to maintain this technological lead by devoting substantial resources to product research and development, and, if appropriate, by acquiring new products and technologies. In addition, we intend to increase the current functionality of our solutions which we anticipate will create further sales opportunities and additional technological barriers for others. We will continue to focus on open, flexible and scalable solutions while broadening the scope of our Web security solutions.

 Global presence. We intend to be a leading provider of Web security solutions to large enterprises in Europe and North America and other high growth markets by expanding our sales and marketing and support organizations. To this end, we have increased our staff to 57 employees as of September 1, 2000, including Richard A. Langevin, our Chief Executive Officer, President and Interim Chief Financial Officer. Effective May 2000, Fred Sawin, became a consultant with the Company and serves as Vice President of U.S. Sales and Marketing. Additionally, as of July 2000 we retained Edward Rogers, a former IBM Executive, for a six month period as a consultant to provide worldwide financial operating and marketing strategies.

 Target new industry sectors and commercial certificate authorities. We plan to continue to focus our sales and marketing efforts on industries where Web security is essential. These markets are currently:

         o        financial services;

         o        healthcare services;

         o        government branches;

         o        large enterprises; and

         o        high technology.

We intend to target leading  institutions  in these markets and will also target
digital   certificate  service  providers,   known  as  commercial   certificate
authorities or trusted third parties.

 Develop strategic partnerships and customer relationships. We are working to establish strategic relationships with leading partners to broaden and accelerate the market acceptance of our Web security solutions. We will strategically target relationships with companies and other organizations that we expect to play a critical role in the future of electronic business. We anticipate that these relationships should help to facilitate broad market acceptance of our Web security solutions, and we believe that they will help achieve our goal of becoming a leading global provider of Web security products and services.

 Pursue selective growth opportunities. We intend to grow through both organic expansion as well as through selected strategic acquisitions which we believe will accelerate product, customer and geographic penetration.

         In January 2000, we entered into a contract with UniVentures International Limited to implement a secure Web application for use throughout nine universities located in Northern England. Since entering into the UniVentures contract, we have also entered into agreements with several other UK firms including Kunick Leisure, Beeson Gregory and Building Information Warehouse.

Results of Operations

         The following is a discussion of the results of operations for the year ended June 30, 2000 compared with the year ended June 30, 1999. The Company is in the development stage and has had no material revenues to date.

Financing Management's Plan of Operation

         At the time of the acquisition of Authoriszor Ltd. in July 1999, the Company had approximately $1,600,000 in cash and other liquid assets, including securities of Minmet Plc. ("Minmet"). Following the acquisition of Authoriszor Ltd., the Company sold in the quarter ended September 30, 1999 10.5 million Minmet shares with Minmet's consent at the price of 8 pence (sterling) per share. These transactions resulted in net cash proceeds to the Company of approximately $1,360,000. Pursuant to its agreement with Minmet, the Company may not sell any of its remaining Minmet shares until January 6, 2001 without Minmet's prior approval; provided, however, that Minmet has agreed that the Minmet shares may be placed through Minmet's brokers with Minmet's consent at any time, and Minmet has undertaken to act reasonably in respect of any requests with regard to such sales of Minmet shares.

         In January 2000, the Company, in an effort to raise capital, reduced the exercise price of certain options to purchase 350,000 shares of common stock from $1.00 to $.66 per share if such stock options were exercised by January 31, 2000. All of such stock options were exercised by January 31, 2000.

         In addition, in January 2000 the Company sold the stock of its subsidiary Toucan Mining for $809,750 ((pound)500,000) in cash. This transaction was undertaken because of the Company's need to dispose of its mining interests (except for the retained Minmet securities) in a timely fashion to be able to pursue its current Internet security business and to facilitate the Regulation S private placement that was being arranged by Beeson Gregory. Prior to the sale, Toucan Mining transferred to the Company warrants to purchase 7.7 million shares of Minmet at an exercise price of 8 pence (sterling) per share and 2 million Minmet shares. The shares of Minmet to be acquired on exercise of the warrants were not subject to any contractual restrictions with Minmet; however, the other Minmet shares cannot be sold until January 2001 without the consent of Minmet. Subsequently, in May 2000, the Company exercised the warrants and sold the underlying 7.7 million shares of Minmet for sales proceeds, net of the exercise price, of approximately $2,078,000.

         In February 2000, the Company placed 2,727,273 shares of common stock ("Placing Shares") at $11.00 per share pursuant to certain placing documents (the "Placing Documents"). The Placement was made pursuant to Regulation S under the Securities Act in the United Kingdom and Europe. The gross proceeds of the Placement were $30,000,003. In addition, the Company granted an option to Beeson Gregory, the placement agent, to purchase 136,363 shares of common stock at an exercise price of $11.00 per share for a term of two years. The Company also granted certain registration rights to the purchasers and future holders of the Placing Shares.

         Beeson Gregory received a commission of 5% of the total gross proceeds. The Company has also appointed Beeson Gregory as its financial advisor and has agreed to pay Beeson Gregory an annual financial advisory fee of $40,000 ((pound)25,000). The proceeds of the offering, net of commissions payable to
Beeson Gregory and reimbursement of Beeson Gregory's expenses and other expenses, resulted in cash available to the Company of approximately $28,015,000. Pursuant to the Placing Documents, the Company filed on March 20, 2000, a Registration Statement under the Securities Act to register the resale of the Placing Shares and made application to list the Company's common stock on the Nasdaq National Market System. The Registration Statement, as amended, was subsequently declared effective under the Securities Act on May 18, 2000. As of such date, the Company had incurred a cost of approximately $375,000 in connection with the resale of the Placing Shares and for payment of the Nasdaq listing fee. Thereafter, the Company has incurred additional expenses in connection with the resale of the Placing Shares under such Registration Statement. In the future the Company may incur additional costs related to the Registration Statement and the resale of the Placing Shares thereunder. The Company has used, and expects to continue using, the net proceeds from the Placement to provide working capital to the Company and its subsidiaries and to fund strategic investments, acquisitions and research and development.

         Upon completion of the Placement, the Company, through Authoriszor Holdings Limited ("AHL"), acquired 27.2% of the stock of WRDC (25.1% on a fully diluted basis) for an aggregate subscription price of $604,800 ((pound)378,000). In addition, on making the subscription, AHL made a loan in the principal amount of $195,200 ((pound)122,000) to WRDC, repayable (with interest) over a five year period beginning on the second anniversary date of the first drawdown. AL has converted the terms of the existing interest free loan to WRDC in the principal amount of $160,800 ((pound)100,000) to a loan to WRDC with similar terms. The WRDC Agreement contains the terms of an option pursuant to which AHL has the right to acquire the balance of the issued share capital of WRDC after October 31, 2001, at a price based on the revenue and profits of WRDC for the previous accounting period at the relevant time.

         The Company also incurred nominal expenses in setting up its interim U.S. office at the home office of the Chief Executive Officer in Natick, Massachusetts. In May, 2000, however, the Company signed a commercial real estate lease in order to move the Company's headquarters to a permanent location in Burlington, Massachusetts. The lease commenced on May 1, 2000, and as a result the Company will incur a rental obligation of approximately $376,000 per annum over the term of the five year lease. In preparing the new headquarters for operation, the Company spent approximately $100,000 to build out the new location. The Company has also entered into personal property leases for telephone systems and computer equipment for a term of three years that will cost the Company approximately $190,000 in the aggregate over the course of such leases. Additionally, the Company spent approximately $200,000 in furnishings for the Burlington headquarters.

         The Company's commitments for salaries will be significantly higher subsequent to June 30, 2000, as the Company has increased its U.S. staff significantly. At present, the Company's U.S. operations employ 20 individuals, including Richard A. Langevin in the following areas: ten employees in sales and marketing, two administrative employees, seven professional services employees and the Company's Chief Executive Officer, President, and Interim Chief Financial Officer, Richard A. Langevin. In addition, the Company has entered into four consultant agreements with various individuals.

         The Company's operations headquarters are currently located on the first floor of a leased facility in Harrogate, England consisting of approximately 3,132 square feet of office space. The rent and service charge for this facility is approximately $72,000 per year. The Company maintains additional UK offices in a 400 square foot leased facility in Birmingham, England and a 3,174 square foot leased facility in Bradford, England. The rent for these office spaces is approximately $48,000 per year in the aggregate. The Company's U.K. operational office has also increased its staff. Presently, there are 10 employees in sales and marketing, 16 employees in research and development, 5 in administration and 6 in professional services.

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

         For the year ended June 30, 2000, the Company incurred approximately $792,000, including professional services, related to research and development. The Company expects that it will continue to commit significant resources to its research and development team in the future, including over the course of the next 12 months.

         As of the year ended June 30, 2000, 16 full-time employees were engaged in research and development for the Company. In addition, most of the Company's technical staff and management team contribute to design and development activities.

         As the result of these transactions, management considers that the cash resources of the Company are adequate for its working capital requirements for approximately the next twelve months.

Quantitative and Qualitative Disclosure of Market Risk

         The Company's primary market risk exposure is fluctuation in the value of its investment in common stock of Minmet. These securities have been classified as available-for-sale which requires that they be carried at the market price. Based on the market price at June 30, 2000, these securities have a value of approximately $1,993,000. Fluctuations in value could result both from the price of the equity securities in general as well as changes in the market's perception of the value of the shares of Minmet. The Company has not deemed it prudent to enter into transactions such as various types of hedges to minimize risk. A 10% change in the market price of Minmet shares would cause a $199,300 change in stockholder's equity.

          The Company also has risk related to currency exchange rate fluctuations. A portion of its cash flows are expected to be received in non-U.S. currency. Also there are loans outstanding to the Company's UK subsidiaries of approximately $860,000. Based on this loan amount, a 10% fluctuation in currency rates would have a $86,000 effect on net income or loss. Although the Company may choose to do so in the future, to date, the Company has not engaged in foreign exchange hedging.


                    ITEM 7. FINANCIAL STATEMENTS AND REPORTS
                  OF INDEPENDENT CERTIFICATE PUBLIC ACCOUNTANTS

                                    CONTENTS

                                                                                                               Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..............................................................F-1

CONSOLIDATED FINANCIAL STATEMENTS:

         BALANCE SHEETS.........................................................................................F-2

         STATEMENTS OF OPERATIONS...............................................................................F-3

         STATEMENT OF STOCKHOLDERS' EQUITY......................................................................F-4

         STATEMENTS OF CASH FLOWS...............................................................................F-6

NOTES TO FINANCIAL STATEMENTS...................................................................................F-7


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Authoriszor Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Authoriszor Inc. and Subsidiaries (a development stage enterprise) as of June 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period January 15, 1997 (date of inception) to June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authoriszor Inc. and Subsidiaries as of June 30, 2000 and 1999 and the consolidated results of their operations and their consolidated cash flows for the years then ended and for the period January 15, 1997 (date of inception) to June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON

Leeds, England
August 18, 2000



AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED BALANCE SHEETS

                                                                            June 30,         June 30,
                                                                              1999             2000
Cash                                                                  $        698        $  27,095,762

Receivables

     VAT recoverable and trade                                               2,498               70,847
     Interest                                                                    -              246,832
     Other                                                                       -              159,457
Prepaid expenses                                                                 -               76,568
Total current assets                                                  -------------       --------------
                                                                             3,196           27,649,466

Investment in securities, available-for-sale                                     -            1,992,769
Computer and office equipment, net of accumulated depreciation              21,594              681,094
Restricted bank deposits                                                         -              408,000
Note receivable from WRDC (Note D)                                               -              336,086

Investment in WRDC at net cost, adjusted for equity in
earnings or losses                                                                -             506,880
Intangible assets                                                                 -              70,643
                                                                      -------------       --------------
                                                                            21,594            3,995,472
                                                                      -------------       --------------
                                                                            24,790           31,644,938

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable to directors                                               76,144                     -
Accounts payable and other liabilities                                      24,526             1,194,021
Current maturities of capital lease obligations (Note F)                         -                58,990
Total current liabilities                                             -------------       ---------------
                                                                           100,670             1,253,011

Long term capital leases obligations, less current maturities (Note F)           -               133,442

Stockholders' equity (deficit)
Preferred stock, par value $0.01 per share; authorized: 2,000,000 shares; issued:  none
Common stock, $0.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 60 shares at June 30, 1999 and
17,414,081 shares at June 30, 2000                                               9               174,141
Additional paid-in capital                                                       -            33,948,976
Accumulated other comprehensive income                                       2,846             1,620,583
Accumulated deficit during the development stage                           (78,735)           (5,485,215)
                                                                      -------------       ---------------
                                                                           (75,880)           30,258,485
                                                                      -------------       ---------------
                                                                            24,790            31,644,938
                                                                      =============       ===============

The accompanying notes are an integral part of these statements.


AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             January 15, 1997
                                                                                           (date of inception)
                                                        For the years ended June 30,           to June 30,
                                                          1999                 2000                2000
Net sales                                        $       33,711      $      121,186      $           164,276
Cost of sales                                            10,559               6,116                   16,675
Gross profit                                     ------------------  ------------------  ----------------------
                                                         23,152             115,070                  141,512

Operating expenses

Professional fees                                         5,071           1,774,339                1,779,410
Marketing and advertising                                     -             851,856                  851,856
Administrative                                           67,712           4,967,077                5,067,183
                                                 ------------------  ------------------  ----------------------
Total operating expenses                                 72,783           7,593,272                7,698,449
                                                 ------------------  ------------------  ----------------------
Operating loss                                          (49,631)         (7,478,202)              (7,556,937)

Other income (expense)
Interest income                                               -             611,299                  611,299
Loss on sale of subsidiary                                    -            (291,448)                (291,448)
Gain on sale of investments                                   -           1,892,003                1,892,003
Loss on foreign exchange transactions                         -             (94,957)                 (94,957)
Equity in loss of WRDC                                        -             (45,175)                 (45,175)
Total other income, net                          ------------------  ------------------  ----------------------
                                                              -           2,071,722                2,071,722
Net loss                                         ------------------  ------------------  ----------------------
                                                        (49,631)         (5,406,480)              (5,485,215)
                                                 ==================  ==================  ======================
Weighted average shares outstanding
Basic and Diluted                                    13,765,808          15,198,167
                                                 ==================  ==================
Loss per common share
Basic and Diluted                                $        (0.00)     $        (0.36)
                                                 ==================  ==================

The accompanying notes are an integral part of these statements.


AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                              Additional                Accumulated
                                            Common stock      Paid-in    Accumulated    Comprehen-                Comprehensive
                                          Shares      Amount   Capital     Deficit     sive Income      Total         Income

January 15, 1997 (date of inception)             -  $      -  $       -  $          -  $        -    $         -  $            -

Issuance of common stock ($.06 per              20         -          -             -           -              3               -
share)

Comprehensive income (loss):
     Foreign currency translation                -         -          -             -         (62)           (62)            (62)
     adjustment
     Net loss during the period                  -         -          -        (5,283)          -         (5,283)         (5,283)
Total comprehensive loss                                                                                          --------------
                                                                                                                          (5,345)
Balance at June 30, 1997                ----------  --------  ---------  ------------   ----------   -----------  ==============
                                                20         -          -        (5,283)         (62)       (5,342)

Issuance of common stock ($0.15 per             40         -          -             -            -             6
share)

Comprehensive income (loss):
     Foreign currency translation               -          -          -             -         (349)        (349)            (349)
adjustment
     Net loss for the year                      -          -          -       (23,821)           -      (23,821)         (23,821)
 Total comprehensive loss                                                                                         --------------
                                                                                                                         (24,170)
Balance at June 30, 1998                ----------  --------  ---------  ------------   ----------   ----------   ==============
                                                60         -          -       (29,104)        (411)     (29,506)

Comprehensive income (loss):
     Foreign currency translation                -         -          -             -        3,257        3,257            3,257
adjustment
     Net loss during the year                    -         -          -       (49,631)           -      (49,631)         (49,631)
Total comprehensive loss                                                                                          --------------
                                                                                                                         (46,374)
Balance at June 30, 1999                ----------  --------  ---------  ------------   ----------   ----------   ==============
                                               60          -          -       (78,735)       2,846      (75,880)

Issuance of common stock
($0.16 per share)                          17,835      2,828           -            -            -        2,828

Recapitalization                       13,747,913    134,821   3,097,172            -            -    3,231,993


AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                          Additional                   Accumulated
                                           Common stock    Paid-in      Accumulated     Comprehen-                 Comprehensive
                                        Shares     Amount  Capital        Deficit       sive Income     Total         Income

Net proceeds from issuance of stock     2,727,273  $ 27,273  $27,631,765  $          -  $         -   $27,659,038  $            -
through private placement

Issuance of common stock for cash
  ($1.01 per share)                       436,000     4,360      436,105             -            -       440,465
  ($0.67 per share)                       350,000     3,500      229,835             -            -       233,335

Issuance of common stock for
services
  ($1.66 per share)                        15,000       150       24,699             -            -        24,849
  ($4.07 per share)                       100,000     1,000      405,600             -            -       406,600
  ($9.13 per share)                        20,000       200      182,300             -            -       182,500

Compensation expense resulting from             -         -    1,773,500             -            -      1,773,500
issuance of stock options

Issuance of stock options for                   -         -      168,000             -            -        168,000
services

Comprehensive income (loss):
  Foreign currency translation                  -         -            -             -      192,668        192,668        192,668
adjustment
  Unrealized gain on                            -         -            -             -    1,425,069      1,425,069      1,425,069
available-for-sale securities
  Net loss during the year                      -         -            -    (5,406,480)           -     (5,406,480)    (5,406,480)
Total comprehensive loss                                                                                           --------------
                                                                                                                       (3,788,743)
Balance at June 30, 2000               ----------  --------  -----------  ------------  -----------   ------------ ==============
                                       17,414,081   174,141   33,948,976    (5,485,215)   1,620,583     30,258,485
                                       ==========  ========  ===========  ============  ===========   ============

         The accompanying notes are an integral part of this statement.


AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         January 15, 1997
                                                                                                               (date of
                                                                                                              inception)
                                                                      For the years ended June 30,           to June 30,
                                                                       1999                 2000                   2000
Cash flows (used in) provided by operating activities
  Net loss during the period                                       $ (49,631)         $ (5,406,480)           $ (5,485,215)
  Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
     Issuance of stock and stock options in exchange for                   -               781,949                 781,949
services

     Non-cash compensation expense                                         -             1,773,500               1,773,500
     Equity loss in WRDC                                                   -                45,175                  45,175
     Loss on foreign exchange transactions                                 -                94,957                  94,957
     Loss on sale of subsidiary                                            -               291,448                 291,448
     Gain on sale of investments                                           -            (1,892,003)             (1,892,003)
     Depreciation and amortization                                    10,135               101,192                 111,587
     Changes in operating assets and liabilities
       Receivables and other assets                                   (2,172)             (557,254)               (559,842)
       Accounts payable and accrued liabilities                       70,176             1,119,480               1,223,900
                                                                   ----------         -------------           ------------
                                                                      28,508            (3,648,036)             (3,614,544)
Net cash (used in) provided by operating activities

Cash flows (used in) provided by investing activities
  Proceeds from sale of subsidiary                                         -               809,750                 809,750
  Acquisition of equipment                                           (28,399)             (552,854)               (585,629)
  Sale of investments in securities                                        -             4,415,909               4,415,909
  Exercise of warrants                                                     -              (977,608)               (977,608)
  Investment in WRDC                                                       -              (604,800)               (604,800)
  Advances to WRDC                                                         -              (356,000)               (356,000)
  Purchase of intangible assets                                            -               (78,835)                (78,835)
  Purchase of restricted bank deposits                                     -              (408,000)               (408,000)
Net cash flows (used in) provided by investing activities          ---------          ------------            ------------
                                                                     (28,399)            2,247,562               2,214,787
Cash flows provided by financing activities
Proceeds from issuance of stock                                            -            28,332,838              28,332,847
Recapitalization                                                           -                   711                     711
                                                                   ----------         -------------           ------------
                                                                           -            28,333,549              28,333,558
Net cash flows provided by financing activities

Effect of exchange rate changes on cash                                  (28)              161,989                 161,961
Net increase in cash                                               ---------           -----------            ------------
                                                                          81            27,095,064              27,095,762

Cash at beginning of period                                              617                   698                       -

Cash at end of period                                              ---------           -----------            ------------
                                                                         698            27,095,762              27,095,762
                                                                   =========           ===========            ============
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                                 -                     -                       -
  Income taxes                                                             -                     -                       -


The accompanying notes are an integral part of these statements.

AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

NOTE A - COMPANY DESCRIPTION

         Authoriszor Inc. (the Company) develops and sells an internet, extranet and intranet security solution that has been designed to manage identity, access security, usage and functionality characteristics of Wide Area Networks accessed through World-Wide Web technology.

NOTE B - RECAPITALIZATION OF SHARES

         On July 22, 1999, Toucan Gold Corporation (a public company incorporated under the laws of the State of Delaware, United States of America, in July 1996) (Toucan) acquired all of the outstanding capital stock of Authoriszor Limited ("AL") (formerly known as ITIS Technologies Ltd, a company incorporated pursuant to English Law in January 1997), in exchange for restricted shares of common stock of Toucan (the Exchange) pursuant to a Share Exchange Agreement between Toucan and AL. Toucan exchanged 4,680,375 shares of common stock for all of AL's issued and outstanding shares of common stock. At June 30, 1999, Toucan had disposed of all of its operations. For accounting purposes, the Exchange has been treated as a recapitalization of AL. The accompanying financial statements for the periods prior to July 22, 1999 are those of AL. Also, Toucan changed its name to Authoriszor Inc. and its fiscal year end to June 30, that of AL. Immediately after the Exchange, AL's former shareholders owned approximately 34% of the outstanding common stock of Toucan.

NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The  consolidated   financial   statements  include  the  accounts  and
operations of Authoriszor, Inc., and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Development stage company

         The Company (a development stage company) is in the development stage as defined by Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises".

Software development costs

         Software development costs are expensed as incurred. Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as establishment of a working model. The working model criteria used as the Company's process of creating software (including enhancements) does not include a detailed program design. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Computer and office equipment

         Computer and office equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives. The straight line method of depreciation is followed for financial reporting purposes. The useful lives range from three to 10 years.

         Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or retirement of depreciable property, the

AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

Cash

         For the purposes of the financial statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Restricted bank deposits are held by a bank that require such deposits be maintained as security for standby letters of credit. There are three deposits, two of which mature in June 2001, the other in April 2002.

Income taxes

         The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are provided on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Use of estimates in financial statements

         In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per share

         For all years presented prior to the year ended June 30, 2000, the Company's loss per share amount has been computed by dividing net loss by the number of shares (4,680,375) issued by Toucan on July 22, 1999, for the acquisition of all of the Company's issued and outstanding shares, added to the weighted average shares outstanding of Toucan (9,085,433) held by the pre-merger Toucan shareholders. For the year ended June 30, 2000, the loss per share is based on the weighted average number of common shares outstanding during the year. Stock options and warrants excluded from the calculation of loss per share because their effect is anti dilutive amounted to 1,868,411 for the year ended June 30, 2000 (983,333 for June 30, 1999).

Fair Value of Financial Instruments

         The Company's financial instruments consists of cash, restricted bank deposits, trade receivables, trade payables and accrued liabilities. The carrying amount of these instruments approximate the fair values because of their short maturity.

Investment in securities

         At June 30, 2000, the Company held 5,000,000 shares of stock in an Irish publicly traded company, Minmet Plc (Minmet). The Company has classified these equity securities as available-for-sale. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity. The cost, unrealized gains and fair values of the Company's available-for-sale securities held at June 30, 2000 is summarized as follows:

    Cost        Gross Unrealized Gains       Estimated Fair Value
    $567,700               $1,425,069                  $1,992,769

AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition

         The Company recognizes revenue in accordance with the provisions of Statements of Position 97-2 and 98-9 issued by the American Institution of Certified Public Accountants. Fees for services and maintenance are generally charged to customers separately from the license of software. Revenues from license fees are recognized upon shipment when fees are fixed, collectability is probable and the Company has no significant obligations remaining under the licensing agreement. In instances where a significant vendor obligation exists, revenue recognition is delayed until such obligation has been satisfied. Services revenue consists of training and consulting and is recognized when the services are performed. Maintenance revenue consists of ongoing support and maintenance and product updates and is deferred and recognized over the term of the contract.

Foreign Currency Translation

         Assets and liabilities are translated at the rate of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are included as part of the accumulated other comprehensive income component of stockholders' equity.

Segment information

         The Company's operations involve a single industry segment, the development and distribution of an Internet, extranet and intranet security solution software. The Company operates in two geographic segments the United Kingdom and the United States. The Company's primary operations are conducted through AL in the United Kingdom.

New Accounting Standards not yet adopted

         The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards (SFAS) No. 133 and No. 138. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is currently assessing the effects of adopting SFAS No. 133 and No. 138, and has not yet made a determination of the impact on its financial position or results of operations. These standards will be effective for the Company's first quarter of fiscal year 2001.

NOTE D - ACQUISITION OF WRDC

         On February 22, 2000, the Company acquired a 27.2% interest in WRDC Limited, a private UK company (WRDC) for a purchase price of $604,800. The Company has accounted for its 27.2% interest in WRDC under the equity method. The purchase price of WRDC exceeded the Company's proportionate share of the net assets acquired by $584,400, which is being amortized on a straight line basis over ten years. The Company made a cash advance to WRDC in December 1999 of $160,800 and made a further advance in February 2000 of $195,200. The total advances have been converted into a note repayable to the Company over a five year period bearing interest at 6% with quarterly principle and interest payments of (pound)18,500, beginning on the second anniversary date of the first drawdown. The Company has the option to purchase the remaining 72.8% of WRDC Limited after October 31, 2001, at a price based on the revenue and profits of WRDC for the previous accounting period at the relevant time.

NOTE E - SALE OF SUBSIDIARY

         The Company had previously announced a spin-off to its stockholders of Toucan Mining plc formerly know as Toucan Mining Limited (Toucan Mining), a wholly-owned subsidiary of the Company, subject to the satisfaction of certain conditions, including the registration of the shares of Toucan Mining pursuant to the Securities Exchange Act of 1934, as amended. In light of the Company's desire to dispose of Toucan Mining in a timely fashion in order to be able to pursue its current internet security business, the Company determined to sell Toucan Mining rather than pursuing the proposed spin-off.

AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         On January 28, 2000, the Company completed the sale of all of the share capital of Toucan Mining for an aggregate consideration of $809,750 in cash. The sale of Toucan Mining was made to Golden Ridge Group Limited, a company registered in the British Virgin Islands, pursuant to a Share Sale Agreement, dated January 28, 2000 (the "Agreement"). The sale resulted in a loss of $291,448.

         On the same date, and prior to the aforementioned sale of Toucan Mining, Toucan Mining transferred to the Company, 2 million ordinary shares of Minmet, (the "Minmet Shares"). The Minmet Shares cannot be sold by the Company without the consent of Minmet until January 6, 2001. In addition, Toucan Mining transferred to the Company warrants to subscribe to a further 7.7 million ordinary shares of Minmet at an exercise price of $.13 ((pound)0.08). The Company exercised the 7.7 million warrants in April 2000 and sold the underlying shares in May 2000. The Company received $3,055,000 in proceeds from the sale and recognized a gain of $1,693,000 on the transaction.

         Independent of the Minmet Shares and Warrant Shares, the Company already held an additional 3,000,000 shares in Minmet. The 3,000,000 shares carry the same restrictions as the Minmet Shares. The Company has classified these equity securities as available-for-sale. The closing market price of the Minmet shares at June 30, 2000 was (pound).26 per share ($.398 at the then exchange rate).

NOTE F - COMMITMENTS

Capital leases

         The   Company   leases   telephone   and   computer   equipment   under
noncancellable capitalized leases.

                                                       June 30,       June 30,
                                                         1999           2000

            Equipment                                 $      -      $  202,772
            Less accumulated depreciation                    -          (5,304)
                                                      --------      ----------
                                                             -         197,468
                                                      ========      ==========

         The following is a schedule by years of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of June 30, 2000.

            Year ending June 30,

            2001                                          $  77,774
            2002                                             77,774
            2003                                             71,293
            Thereafter                                            -
                                                          ---------
                                                            226,841
            Less amount representing interest               (34,409)
                                                          ---------
            Present value of net minimum lease payments     192,432

            Less current maturities                          58,990
                                                          ---------
            Long term obligation of capital leases          133,442
                                                          =========

AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating leases

         The Company leases office space, vehicles and equipment under operating
lease   agreements   which  expire  through  May  2009.  Rent  expense  totalled approximately $103,000 the year ended June 30, 2000 (zero in 1999).

         The future minimum rental commitments as of June 30, 2000 are as follows:

                                                              Vehicles and
                                              Office space       equipment

            Period ending June 30,

            2001                              $    501,717   $       26,268
            2002                                   434,863           26,268
            2003                                   434,863           22,173
            2004                                   440,827            9,267
            2005                                   382,085              458
            Thereafter                             233,742                -
                                            ---------------  ---------------
                                                 2,428,097           84,434
                                            ===============  ===============

The leases generally provide that property taxes, insurance and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, operating leases that expire will be reviewed or replaced by leases on other properties.

Letters of credit

         The Company has irrevocable standby letters of credit which expire through June 2005 and collateralize the Company's capital lease obligations. There were no outstanding obligations under the letters of credit at June 30, 2000.

NOTE G - COMMON STOCK OFFERING

         In February 2000, the Company completed, in the United Kingdom and Europe, a private placement of 2,727,273 shares of common stock at $11.00 per share pursuant to Regulation S under the Securities Act of 1933. The gross proceeds of the placement were $30,000,003.

NOTE H - STOCK OPTIONS AND WARRANTS

Options

         In October 1999, the Authoriszor Inc. 1999 Stock Plan (the Plan) was ratified by the Company's Board of Directors. Pursuant to the Plan, the Company may grant Incentive Stock Options to any employee or officer of the Company or of any subsidiary of the Company, and may grant Non-qualified Stock Options to any person eligible to receive Incentive Stock Options, and also to directors, consultants or advisors of the Company or its subsidiaries. The maximum number of shares that may be subject to options and issued under the Plan is 1,000,000 shares of common stock. As of June 30, 2000 individuals have been granted options to acquire 554,714 shares of common stock that vest periodically through July 2005.

         The Company has entered into stock option agreements outside of the Plan. As of June 30, 2000 options to acquire 1,116,364 shares of common stock have been granted. Of these, 136,364 were issued for fees in connection with the private placement of common stock and 80,000 were issued to consultants. Options granted to employees to acquire 900,000 shares of common stock vest periodically through January 2004. Options granted to non-employees vested immediately.

         The Company charged $247,500 to expense in the year ended June 30, 2000 as a result of grants to consultants and grants to employees with an exercise price below the market share price at the date of grant.

AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         There were options outstanding at the time of the recapitalization transaction discussed in Note B. At that date, Toucan Gold Corporation (Toucan) had 350,000 employee options outstanding to purchase common stock at $1.00 per share. In January 2000, the Company offered an incentive to the then President and a current director of the Company holding options to purchase 200,000 shares of common stock along with three other individuals holding options to purchase in the aggregate 150,000 shares of common stock. The Company reduced the exercise price from $1.00 to $0.66 per share and recorded a compensation expense of $1,694,000. Each of the 350,000 options was exercised in January 2000.

         The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Therefore, the Company accounts for stock options under Accounting Principles Board Opinion No. 25. Had compensation cost for stock options been determined consistent with SFAS 123, the Company's net loss and loss per share would have been the following pro forma amounts:

                                               June 30, 1999       June 30, 2000
            Net loss
              As reported                      $     (49,631)      $ (5,406,480)
              Pro forma                              (49,631)        (7,723,621)
            Loss per share-basic and diluted
              As reported                              (0.00)             (0.36)
              Pro forma                                (0.00)             (0.51)

         The fair value of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 208 percent; average risk-free interest rate of 6.3 percent; average expected life of 4.10 years. Dividends were assumed not to be paid during the terms of the options. Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options including long-vesting schedules, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best assumptions available were used to value the options and the resulting values are reasonable.

AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Following is a summary of stock option activity:

                                                                                     Weighted
                                                                                      average       Weighted
                                                                        Exercise      exercise        average
                                                            Options        price         price     fair-value
                                                          ----------------------------------------------------
            Outstanding at June 30, 1999                       -               -           -             -
            Toucan Gold Corporation employee
            options outstanding at July 22, 1999           350,000          1.00          1.00            .23
            Granted:
            Exercise price equals market price at
            date of grant                                  990,078    2.00-11.00          7.12           6.60
            Exercise price exceeds market price
            at date of grant                               100,000          2.50          2.50           1.27
            Exercise price is less than market
            price at date of grant                         581,000     1.00-7.10          2.42           2.79
            Exercised                                     (350,000)          .66           .66            .66
            Cancelled or expired                                -              -           -              -
            Outstanding at June 30, 2000                 1,671,078                        5.21           4.98
            Exercisable at June 30, 2000                   616,364                        3.99           3.44



         Following is additional information regarding stock options outstanding at June 30, 2000

                                       Outstanding                                              Exerciseable
            -----------------------------------------------------------------       ------------------------------
                                                  Weighted            Weighted                             Weighted
                 Range of                         average             average                              average
                 exercise           Number       remaining            exercise             Number          exercise
                  prices        outstanding   contractual life          price            exercisable         Price
            1.00                 240,000              3.0               1.00              240,000           1.00
             2.00-2.50           256,214              8.0               2.24                    -           -
             3.00-4.67           291,000              3.9               3.18              240,000           3.00
             6.75-7.10           625,000              8.0               6.76                    -           -
             8.75-11.00          258,864              3.8              10.59              136,364          11.00
                            ------------                                            -------------
                               1,671,078                                                  616,364
                            ============                                            =============

Warrants

         There were also warrants outstanding at the time of the recapitalization transaction (Note B). At that date, Toucan had 533,333 warrants issued in connection with sales of common stock to purchase common stock at $1.50 per share. During the month of December 1999, the Company was seeking to raise short term capital. The Company offered an incentive to parties holding 533,333 warrants to exercise their warrants by reducing the exercise price from $1.50 to $1.00. Warrants underlying 436,000 of such shares of common stock were exercised during December 1999. At June 30, 2000, 97,333 warrants remained outstanding.

         There are also warrants outstanding as a result of a recapitalization transaction involving Toucan's predecessor. These warrants were issued on May 10, 1996 to purchase 100,000 shares of the Company common stock at an exercise price of $4.00 per share. The holders of these warrants have certain piggy-back registration rights with rights to the shares of the Company's common stock underlying the warrants. The warrants are immediately exercisable and expire in November 2000. None had been exercised at June 30, 2000.

AUTHORISZOR INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE ENTERPRISE)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - INCOME TAXES

         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Accordingly, a deferred tax liability or deferred tax asset (benefit) is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between pre-tax financial and taxable income.

         Deferred tax benefits are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. Deferred tax liabilities are provided for on differences between amounts reported for financial and tax basis accounting. At June 30, 2000, a loss carryforward of approximately $5,400,000 is available to offset future taxable income.

         A net deferred tax asset resulting from the loss carryforward has been offset by a valuation allowance of an equal amount at June 30, 2000 due to the uncertainty of realizing the net deferred tax asset through future operations. The valuation allowance was approximately $1,800,000. Gross deferred tax liabilities were immaterial. The effective tax rate differs from the statutory rate as a result of the valuation allowance.

     ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

         The Company had no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 8.

                                    PART III

           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information contained under the caption "Election of Directors" in the Company's 2000 Definitive Proxy Statement ("Proxy Statement") is incorporated herein by reference in response to this Item 9.

                         ITEM 10. EXECUTIVE COMPENSATION

         Information contained under the captions "Executive Compensation" and "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 10.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information contained under the caption "Principal Stockholders" in the Proxy Statement is incorporated herein by reference in response to this Item 11.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference in response to this Item 12.

                                     PART IV

    ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

         (a)      Financial Statements:
                  --------------------

                  The response to this portion of Item 14 is submitted as a separate section of this report. See Index to Financial Statements at page F-1.

         (b)      Financial Statement Schedules:
                  -----------------------------

                  All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          (c)     Exhibits:
                  ---------

         The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
  No.                              Description
-------                            -----------

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

2.3(4) Share Sale Agreement  regarding ITIS  Technologies  Ltd.,  dated July 22,
     1999, by and among David J. Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill and Toucan Gold Corporation. (Exhibit 10.1)
3.1 Certificate of Incorporation of Toucan Gold Corporation filed on July 22, 1996 with the Secretary of State of the State of Delaware (incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 4.1).
3.2 Amendment to our Certificate of Incorporation filed on August 25, 1999, with the Secretary of State of Delaware (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999,
     Exhibit 3.1)
3.3(1) Bylaws of Authoriszor Inc. (Exhibit 3.2).
4.1(3) Option  Agreement,  dated  September  27,  1997,  by and between L. Clark
     Arnold and Toucan Gold  Corporation  (incorporated  by reference to Exhibit
     10.2 to our Annual Report on Form 10-KSB for the period ended  December 31,
     1997)
4.2(3) Amendment  Number One to Stock  Option  Agreement,  dated as of April 27,
     1999, by and between L. Clark Arnold and Toucan Gold Corporation (Exhibit 4.2)
4.3(3) Amended and Restated Stock Option  Agreement,  dated as of April 1, 1999, by and between Robert P. Jeffcock and Toucan Gold Corporation (Exhibit 4.4) 4.4(3) Option Agreement, dated February 2, 1998, by and between Robert A. Pearce and Toucan Gold Corporation (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB for the period ended December 31, 1997)
4.5(3) Amendment  Number One to Stock  Option  Agreement,  dated as of April 27,
     1999, by and between Robert A. Pearce and Toucan Gold Corporation (Exhibit 4.6)
4.6(3) Amended and Restated Stock Option  Agreement,  dated as of April 1, 1999, by and between David Carmichael and Toucan Gold Corporation (Exhibit 4.8) 10.1(1) Warrant Agreement, dated July 29, 1996, by and between Toucan Gold
     Corporation and R. Haydn Silleck (Exhibit 10.1).
10.2(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan  Gold
     Corporation and John B. Marvin (Exhibit 10.2).
10.3(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan  Gold
     Corporation and Peter S. Daley (Exhibit 10.3).
10.4(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan  Gold
     Corporation and Jay Lutsky (Exhibit 10.4).
10.5(2)  Agreement  for the sale and  purchase of the whole of the issued  share capital of Anagram Limited, dated December 3, 1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Minmet Plc (Exhibit 10.1).
10.6(2)  Supplemental  Agreement,  dated  December 3, 1998 among  Toucan  Mining
     Limited, Toucan Gold Corporation, Inc. and Minmet Plc (Exhibit 10.2). 10.7(2) Option Agreement Regarding Mineradora De Bauxita Ltda, dated December 3,
     1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited (Exhibit 10.3).
10.8(2) Agreement  for the purchase of the whole of the issued share  capital of
     Mineradora de Bauxita Ltda, dated December 3, 1998 among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited (Exhibit 10.4).
10.9(2) Form of Minmet Plc Warrant Instrument (Exhibit 10.5).
10.10(4)  Deed of  Indemnity,  dated  July  22,  1999,  by and  among  David  J.
     Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill and Toucan Gold Corporation. (Exhibit 10.2)
10.11(4) Letter of  Appointment,  dated July 22, 1999,  by and between  David J.
     Blanchfield and ITIS Technologies Ltd. (Exhibit 10.3)
10.12(4) Letter of  Appointment,  dated July 22, 1999,  by and between  James L.
     Jackson and ITIS Technologies Ltd. (Exhibit 10.4)
10.13(4) Letter of  Appointment,  dated July 22, 1999,  by and between  David R.
     Wray and ITIS Technologies Ltd. (Exhibit 10.5)
10.14(4)  Engagement  Letter,  dated July 22, 1999,  by and between CCM Ventures
     Ltd. and ITIS Technologies Ltd. (Exhibit 10.7)
10.15(4) Engagement Letter,  dated July 22, 1999, by and between Robert Jeffcock and Toucan Gold Corporation. (Exhibit 10.8)
+10.16 Consulting Agreement, dated September 23, 1999 by and between Sir Malcolm
     Rifkind and Authoriszor Ltd. (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, Exhibit 10.9)

+10.17(5) Executive  Employment  Agreement,  dated as of January 1, 2000, by and between Authoriszor Inc. and Richard A. Langevin. (Exhibit 10.1)
+10.18(5) Authoriszor Inc. 1999 Stock Plan. (Exhibit 10.2)
+10.19(7) Form of Agreement under the 1999 Stock Plan and Schedule of Agreements +10.20(5) Agreement, dated November 12, 1999, by and between Authoriszor Inc.
     and Raymond G. H. Seitz (Exhibit 10.4)
+10.21(5)  Consulting  Agreement,  dated  September  23,  1999,  by and  between
     Authoriszor Inc. and Sir Malcolm Rifkind (Exhibit 10.5)
+10.22(5) Stock Option Agreement, dated as of September 23, 1999, by and between
     Authoriszor Inc. and Sir Malcolm Rifkind. (Exhibit 10.6)
10.23(5)  Placing  Agreement,  dated  as of  January  28,  2000,  by  and  among
     Authoriszor Inc., Beeson Gregory Limited and certain Directors of Authoriszor Inc. (Exhibit 10.7)
10.24(5) Supplemental  Placing  Agreement,  dated as of February 9, 2000, by and among Authoriszor Inc., Beeson Gregory Limited and certain Directors of Authoriszor Inc. (Exhibit 10.8)
10.25(5) Registration Rights Agreement,  dated February 16, 2000, by and between
     Authoriszor Inc. and Beeson Gregory Limited. (Exhibit 10.9)
10.26(5) Lock-up  Agreement,  dated January 2000, by and among Authoriszor Inc.,
     Beeson Gregory Limited and Raymond Seitz and others. (Exhibit 10.10) 10.27(5) Deed of Covenant, dated as of February 22, 2000, by and among
     Authoriszor  Holdings  Limited,  WRDC Limited and certain  persons named in
     Schedule 1 to the Deed. (Exhibit 10.11)
10.28(5)  Shareholders'  Agreement,  dated as of January 27, 2000,  by and among
     Authoriszor Holdings Limited, WRDC Limited, the shareholders of WRDC Limited and Authoriszor Inc., relating to WRDC Limited. (Exhibit 10.12)
10.29(5) Letter Agreement,  dated February 22, 2000, by and between  Authoriszor
     Holdings  Limited and WRDC  Limited  regarding  credit  facility.  (Exhibit
     10.13)
10.30(5) Letter Agreement,  dated February 22, 2000, by and between  Authoriszor
     Holdings  Limited and WRDC  Limited  regarding  credit  facility.  (Exhibit
     10.14)
10.31(6) Share Sale Agreement,  dated as of January 28, 2000, by and between the
     Company and Golden Ridge Group Limited. (Exhibit 2.1)
+10.32(7)  Stock  Option  Agreement,  dated  as  of  January  1,  2000,  between
     Authoriszor Inc. and Richard A. Langevin.
+10.33(7)  Stock  Option  Agreement,  dated  as  of  January  1,  2000,  between
     Authoriszor Inc. and Richard A. Langevin.
+10.34(7)  Stock  Option  Agreement,  dated  as  of  January  1,  2000,  between
     Authoriszor Inc. and Richard A. Langevin.
+10.35(7)  Stock  Option  Agreement,  dated  as  of  January  1,  2000,  between
     Authoriszor Inc. and Richard A. Langevin.
+10.36(7)  Stock  Option  Agreement,  dated  as of  November  1,  1999,  between
     Authoriszor Inc. and Raymond Seitz.
10.37(7) Lease Agreement,  dated as of April 28, 2000, between  Authoriszor Inc.
     and Massachusetts Mutual Life Insurance Company.
10.38(7) Consulting Agreement,  dated as of April 2000, between Authoriszor Inc.
     and Fred Sawin.
10.39(7) Employment  Agreement,  dated as of March 15, 2000, between Authoriszor
     Inc. and Ed Vasko.
10.40+ Consulting  Agreement,  dated July 1, 2000, between  Authoriszor Inc. and
     Commercial Technology Ltd.
10.41+  Reimbursement  Agreement,  dated  September 28, 2000 and effective as of
     October 1, 1999, between Authoriszor Inc. and Authoriszor Limited. 27.1+ Financial Data Schedule

     -----------

+    Filed herewith.

*    Previously filed.

+    Compensation plan, benefit plan or employment contract or arrangement.

(1) Incorporated by reference to the exhibit shown in parenthesis included in our Annual Report on Form 10-KSB for the period ended December 31, 1996, filed by us with the Securities and Exchange Commission.

(2) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed January 5, 1999 by us with the Securities and Exchange Commission.

(3) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 10, 2000.

(4) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed by us with the Securities and Exchange Commission on August 6, 1999.

(5) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.

(6) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K, filed by us on February 14, 2000 with the Securities and Exchange Commission.

(7) Incorporated by reference to the Exhibit shown in parenthesis from our Registration Statement on Form S-1, filed by us on May 18, 2000 with the Securities and Exchange Commission.

     (d)  Reports of Form 8-K.
          -------------------

          The Company did not file any reports on Form 8-K during the quarterly period ended June 30, 2000:

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September, __, 2000.

                                     AUTHORISZOR INC.



                                     By:  /s/ Richard A. Langevin
                                          --------------------------------------
                                          Richard. A. Langevin
                                          Chief Executive Officer, President and
                                          Interim Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Richard A. Langevin and James L. Jackson and each of them, any one of whom may act without the joinder of the other, as his or her attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.


               Signature                                    Title                                 Date
/s/ Raymond G.H. Seitz                      Chairman of the Board and Chairman             September 28, 2000
------------------------------------        of the Company
Raymond G.H. Seitz

/s/ Richard A. Langevin                     Chief Executive Officer (Principal             September 28, 2000
------------------------------------        Executive and Financial Officer),
Richard A. Langevin                         President, Interim Chief Financial
                                            Officer and Director

/s/ James L. Jackson                        Vice-President, Secretary and                  September 28, 2000
------------------------------------        Director
James. L. Jackson

                                            Director                                       September __, 2000
------------------------------------
Sir Malcolm Rifkind

/s/ Donald D. Box                           Director                                       September 28, 2000
------------------------------------
Donald. D. Box

/s/ David R. Wray                           Director                                       September 28, 2000
------------------------------------
David R. Wray

                                INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

Exhibit
  No.                              Description
-------                            -----------

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

2.3(4) Share Sale Agreement  regarding ITIS  Technologies  Ltd.,  dated July 22,
     1999, by and among David J. Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill and Toucan Gold Corporation. (Exhibit 10.1)
3.1 Certificate of Incorporation of Toucan Gold Corporation filed on July 22, 1996 with the Secretary of State of the State of Delaware (incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 4.1).
3.2 Amendment to our Certificate of Incorporation filed on August 25, 1999, with the Secretary of State of Delaware (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999,
     Exhibit 3.1)
3.3(1) Bylaws of Authoriszor Inc. (Exhibit 3.2).
4.1(3) Option  Agreement,  dated  September  27,  1997,  by and between L. Clark
     Arnold and Toucan Gold  Corporation  (incorporated  by reference to Exhibit
     10.2 to our Annual Report on Form 10-KSB for the period ended  December 31,
     1997)
4.2(3) Amendment  Number One to Stock  Option  Agreement,  dated as of April 27,
     1999, by and between L. Clark Arnold and Toucan Gold Corporation (Exhibit 4.2)
4.3(3) Amended and Restated Stock Option  Agreement,  dated as of April 1, 1999, by and between Robert P. Jeffcock and Toucan Gold Corporation (Exhibit 4.4) 4.4(3) Option Agreement, dated February 2, 1998, by and between Robert A. Pearce and Toucan Gold Corporation (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-KSB for the period ended December 31, 1997)
4.5(3) Amendment  Number One to Stock  Option  Agreement,  dated as of April 27,
     1999, by and between Robert A. Pearce and Toucan Gold Corporation (Exhibit 4.6)
4.6(3) Amended and Restated Stock Option  Agreement,  dated as of April 1, 1999, by and between David Carmichael and Toucan Gold Corporation (Exhibit 4.8) 10.1(1) Warrant Agreement, dated July 29, 1996, by and between Toucan Gold
     Corporation and R. Haydn Silleck (Exhibit 10.1).
10.2(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan  Gold
     Corporation and John B. Marvin (Exhibit 10.2).
10.3(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan  Gold
     Corporation and Peter S. Daley (Exhibit 10.3).
10.4(1) Warrant  Agreement  dated July 29,  1996,  by and  between  Toucan  Gold
     Corporation and Jay Lutsky (Exhibit 10.4).
10.5(2) Agreement for the sale and purchase of the whole of the issued share capital of Anagram Limited, dated December 3, 1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Minmet Plc (Exhibit 10.1).
10.6(2)  Supplemental  Agreement,  dated  December 3, 1998 among  Toucan  Mining
     Limited, Toucan Gold Corporation, Inc. and Minmet Plc (Exhibit 10.2). 10.7(2) Option Agreement Regarding Mineradora De Bauxita Ltda, dated December 3,
     1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited (Exhibit 10.3).
10.8(2) Agreement for the purchase of the whole of the issued share capital of Mineradora de Bauxita Ltda, dated December 3, 1998 among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited (Exhibit 10.4).
10.9(2) Form of Minmet Plc Warrant Instrument (Exhibit 10.5).
10.10(4)  Deed of  Indemnity,  dated  July  22,  1999,  by and  among  David  J.
     Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill and Toucan Gold Corporation. (Exhibit 10.2)

10.11(4) Letter of  Appointment,  dated July 22, 1999,  by and between  David J.
     Blanchfield and ITIS Technologies Ltd. (Exhibit 10.3)
10.12(4) Letter of  Appointment,  dated July 22, 1999,  by and between  James L.
     Jackson and ITIS Technologies Ltd. (Exhibit 10.4)
10.13(4) Letter of  Appointment,  dated July 22, 1999,  by and between  David R.
     Wray and ITIS Technologies Ltd. (Exhibit 10.5)
10.14(4)  Engagement  Letter,  dated July 22, 1999,  by and between CCM Ventures
     Ltd. and ITIS Technologies Ltd. (Exhibit 10.7)
10.15(4) Engagement Letter,  dated July 22, 1999, by and between Robert Jeffcock and Toucan Gold Corporation. (Exhibit 10.8)
+10.16 Consulting Agreement, dated September 23, 1999 by and between Sir Malcolm
     Rifkind and Authoriszor Ltd. (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, Exhibit 10.9)
+10.17(5) Executive  Employment  Agreement,  dated as of January 1, 2000, by and between Authoriszor Inc. and Richard A. Langevin. (Exhibit 10.1)
+10.18(5) Authoriszor Inc. 1999 Stock Plan. (Exhibit 10.2)
+10.19(7) Form of Agreement under the 1999 Stock Plan and Schedule of Agreements +10.20(5) Agreement, dated November 12, 1999, by and between Authoriszor Inc.
     and Raymond G. H. Seitz (Exhibit 10.4)
+10.21(5)  Consulting  Agreement,  dated  September  23,  1999,  by and  between
     Authoriszor Inc. and Sir Malcolm Rifkind (Exhibit 10.5)
+10.22(5) Stock Option Agreement, dated as of September 23, 1999, by and between
     Authoriszor Inc. and Sir Malcolm Rifkind. (Exhibit 10.6)
10.23(5)  Placing  Agreement,  dated  as of  January  28,  2000,  by  and  among
     Authoriszor Inc., Beeson Gregory Limited and certain Directors of Authoriszor Inc. (Exhibit 10.7)
10.24(5) Supplemental  Placing  Agreement,  dated as of February 9, 2000, by and among Authoriszor Inc., Beeson Gregory Limited and certain Directors of Authoriszor Inc. (Exhibit 10.8)
10.25(5) Registration Rights Agreement,  dated February 16, 2000, by and between
     Authoriszor Inc. and Beeson Gregory Limited. (Exhibit 10.9)
10.26(5) Lock-up  Agreement,  dated January 2000, by and among Authoriszor Inc.,
     Beeson Gregory Limited and Raymond Seitz and others. (Exhibit 10.10) 10.27(5) Deed of Covenant, dated as of February 22, 2000, by and among
     Authoriszor  Holdings  Limited,  WRDC Limited and certain  persons named in
     Schedule 1 to the Deed. (Exhibit 10.11)
10.28(5)  Shareholders'  Agreement,  dated as of January 27, 2000,  by and among
     Authoriszor Holdings Limited, WRDC Limited, the shareholders of WRDC Limited and Authoriszor Inc., relating to WRDC Limited. (Exhibit 10.12)
10.29(5) Letter Agreement,  dated February 22, 2000, by and between  Authoriszor
     Holdings  Limited and WRDC  Limited  regarding  credit  facility.  (Exhibit
     10.13)
10.30(5) Letter Agreement,  dated February 22, 2000, by and between  Authoriszor
     Holdings  Limited and WRDC  Limited  regarding  credit  facility.  (Exhibit
     10.14)
10.31(6) Share Sale Agreement,  dated as of January 28, 2000, by and between the
     Company and Golden Ridge Group Limited. (Exhibit 2.1)
+10.32(7)  Stock  Option  Agreement,  dated  as  of  January  1,  2000,  between
     Authoriszor Inc. and Richard A. Langevin.
+10.33(7)  Stock  Option  Agreement,  dated  as  of  January  1,  2000,  between
     Authoriszor Inc. and Richard A. Langevin.
+10.34(7)  Stock  Option  Agreement,  dated  as  of  January  1,  2000,  between
     Authoriszor Inc. and Richard A. Langevin.
+10.35(7)  Stock  Option  Agreement,  dated  as  of  January  1,  2000,  between
     Authoriszor Inc. and Richard A. Langevin.
+10.36(7)  Stock  Option  Agreement,  dated  as of  November  1,  1999,  between
     Authoriszor Inc. and Raymond Seitz.
10.37(7) Lease Agreement,  dated as of April 28, 2000, between  Authoriszor Inc.
     and Massachusetts Mutual Life Insurance Company.
10.38(7) Consulting Agreement,  dated as of April 2000, between Authoriszor Inc.
     and Fred Sawin.
10.39(7) Employment  Agreement,  dated as of March 15, 2000, between Authoriszor
     Inc. and Ed Vasko.
10.40+ Consulting  Agreement,  dated July 1, 2000, between  Authoriszor Inc. and
     Commercial Technology Ltd.

10.41+  Reimbursement  Agreement,  dated  September 28, 2000 and effective as of
     October  1,  1999,  between  Authoriszor  Inc.  and  Authoriszor   Limited.
27.1+ Financial Data Schedule


     -----------

+    Filed herewith.

*    Previously filed.

+    Compensation plan, benefit plan or employment contract or arrangement.

(1) Incorporated by reference to the exhibit shown in parenthesis included in our Annual Report on Form 10-KSB for the period ended December 31, 1996, filed by us with the Securities and Exchange Commission.

(2) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed January 5, 1999 by us with the Securities and Exchange Commission.

(3) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 10, 2000.

(4) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed by us with the Securities and Exchange Commission on August 6, 1999.

(5) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.

(6) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K, filed by us on February 14, 2000 with the Securities and Exchange Commission.

(7) Incorporated by reference to the Exhibit shown in parenthesis from our Registration Statement on Form S-1, filed by us on May 18, 2000 with the Securities and Exchange Commission.