Form 10QSB
period 2000-09-30
AUTHORISZOR INC
filed 2000-11-14
CIK 850083

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                              ___________________

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               __________________

                      For Quarter Ended September 30, 2000
                          Commission File No. 33-28562

                                AUTHORISZOR INC.
               (Exact name of registrant as specified in charter)

        Delaware                               75-2661571
-----------------------------------------------------------------------------
(State or other jurisdiction        (IRS Employer Identification No.)
   of incorporation)

One Van de Graaff Drive, Suite 502
Burlington, Massachusetts                       01803-5188
-----------------------------------------------------------------------------
(Address of principal                            (Postal Code)
executive offices)

      Registrant's telephone number, including area code:  (781) 359-9650
                                                           --------------

-----------------------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES    X        NO
                                   -------

As of September 30, 2000, there were 17,414,081 shares of the common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES  __________  NO      X
                     ------------

                                AUTHORISZOR INC.

                               September 30, 2000

                                     INDEX

PART I.              FINANCIAL INFORMATION                                                   Page No.
                                                                                             --------
        Item 1.      Financial Statements

                     Consolidated Balance Sheets as of September 30, 2000 (unaudited)
                     and June 30, 2000.......................................................  F-1

                     Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 (unaudited) and for the period
                     January 15, 1997 (date of inception) to September 30, 2000 (unaudited)..  F-2

                     Consolidated Statements of Cash Flows for the three months ended
                     September 30, 2000 and 1999 (unaudited) and for the period January 15,
                     1997 (date of inception) to September 30, 2000 (unaudited)..............  F-3

                     Notes to Consolidated Financial Statements (unaudited)..................  F-4

     Item 2.         Management's Discussion and Analysis or Plan of Operation...............    1

PART II.             OTHER INFORMATION.......................................................    3

     Item 1.         Legal Proceedings.......................................................    4

     Item 2.         Changes in Securities...................................................    4

     Item 3.         Defaults Upon Senior Securities.........................................    4

     Item 4.         Submission of Matters to a Vote of Security Holders.....................    4

     Item 5.         Other Information.......................................................    4

     Item 6.         Exhibits and Reports on Form 8-K........................................    7

SIGNATURES...................................................................................    9

CONSOLIDATED BALANCE SHEETS

                                                                             September 30, 2000    June 30, 2000
                                                                                 (unaudited)
                                                                                      $                  $
ASSETS

Cash                                                                                 22,566,815        27,095,762
Receivables
  VAT recoverable and trade                                                               1,238            70,847
  Accrued Interest                                                                        9,817           246,832
  Other                                                                                       -           159,457
Prepaid expenses                                                                        126,421            76,568
                                                                           --------------------------------------
Total current assets                                                                 22,704,291        27,649,466

Investment in securities, available-for-sale                                          2,505,216         1,992,769
Computer and office equipment, net of accumulated depreciation                        1,036,316           681,094
Restricted bank deposits                                                                408,000           408,000
Note receivable from WRDC                                                               328,079           336,086
Investment in WRDC at net cost, adjusted for equity in
  earnings or losses                                                                    485,812           506,880
Intangible and other assets                                                             206,404            70,643
                                                                           --------------------------------------
                                                                                      4,969,827         3,995,472
                                                                           --------------------------------------
                                                                                     27,674,118        31,644,938
                                                                           ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and other liabilities                                                  520,845         1,194,021
Current maturities of capital lease obligations                                         103,990            58,990
                                                                           --------------------------------------
Total current liabilities                                                               624,835         1,253,011

Long term capital leases obligations, less current maturities                           302,092           133,442

Stockholders' equity
Preferred stock, par value $.01 per share; authorized: 2,000,000 shares; issued:  none
Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 17,414,081 shares at
   September 30 and June 30, 2000                                                       174,141           174,141
Additional paid-in capital                                                           34,205,156        33,948,976
Accumulated other comprehensive income                                                1,949,578         1,620,583
Accumulated deficit during the development stage                                     (9,581,684)       (5,485,215)
                                                                           --------------------------------------
                                                                                     26,747,191        30,258,485
                                                                           --------------------------------------
                                                                                     27,674,118        31,644,938
                                                                           ======================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                          For the three months ended                January 15, 1997
                                                                                                    of inception) to
                                                    September 30,          September 30,              September 30,
                                                        2000                   1999                       2000
Net sales                                             $      8,239           $            -                 166,426
Cost of sales                                                1,678                        -                  18,353
                                          -------------------------------------------------------------------------
Gross profit                                                 6,561                        -                 148,073

Operating expenses
Professional fees                                        1,065,830                   35,994               2,881,234
Marketing and advertising                                  300,534                   28,509               1,180,899
Administrative                                           2,110,032                  356,067               5,339,212
Stock-based compensation                                         -                        -               1,773,500
                                          -------------------------------------------------------------------------
Total operating expenses                                 3,476,396                  420,570              11,174,845
                                          -------------------------------------------------------------------------
Operating loss                                          (3,469,835)                (420,570)            (11,026,772)

Other income (expense)
Interest income                                            383,885                      230                 995,184
Loss on sale of subsidiary                                       -                        -                (291,448)
Gain on sale of investments                                      -                  199,279               1,892,003
Currency transaction losses                             (1,022,229)                       -              (1,117,186)
Equity in earnings (loss) of WRDC                           11,710                        -                 (33,465)
                                          -------------------------------------------------------------------------
Total other income, net                                   (626,634)                 199,509               1,445,088
                                          -------------------------------------------------------------------------
Net loss                                                (4,096,469)                (221,061)             (9,581,684)
                                          =========================================================================

Weighted average shares outstanding
Basic and Diluted                                       17,414,081               13,765,808
                                          =================================================

Loss per common share
Basic and Diluted                                     $      (0.24)          $        (0.02)
                                          =================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                              For the 3 months        January 15, 1997
                                                                             ended September 30,     (date of inception)
                                                                                                      to September 30,
                                                                                 2000         1999                 2000
                                                                                    $            $                    $
Cash flows used in operating activities
  Net loss during the period                                               (4,096,469)    (221,061)          (9,581,684)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Issuance of stock and stock options in exchange for services             258,338            -            1,040,287
     Non-cash compensation expense                                                  -            -            1,773,500
     Equity in (earnings) loss in WRDC                                        (11,710)           -               33,465
     Loss on foreign exchange transactions                                          -            -               94,957
     Loss on sale of subsidiary                                                     -            -              291,448
     Gain on sale of investments                                                          (199,279)          (1,892,003)
     Depreciation and amortization                                             86,963            -              198,550
     Changes in operating assets and liabilities
       Receivables and other assets                                           263,323      (69,848)            (284,755)
       Accounts payable and accrued liabilities                              (611,770)      86,817              612,130
                                                                        -----------------------------------------------
Net cash used in operating activities                                      (4,111,325)    (403,371)          (7,714,105)

Cash flows (used in) provided by investing activities
  Proceeds from sale of subsidiary                                                  -            -              809,750
  Acquisition of equipment                                                   (219,389)    (108,850)            (805,018)
  Sale of investments                                                               -    1,360,579            4,415,909
  Exercise of warrants                                                              -            -             (977,608)
  Investment in WRDC                                                                -            -             (604,800)
  Advances to WRDC                                                                  -            -             (356,000)
  Purchase of intangible assets                                               (31,312)     (30,000)            (110,147)
  Purchase of restricted bank deposits                                              -                          (408,000)
                                                                        -----------------------------------------------
Net cash flows (used in) provided by investing activities                    (250,701)   1,221,729            1,964,086

Cash flows provided by financing activities
  Payments on capital leases                                                  (14,130)           -              (14,130)
  Proceeds from the issuance of stock                                               -        2,828          (28,332,847)
  Recapitalization                                                                  -          711                  711
                                                                        -----------------------------------------------
Net cash flows provided by (used in) financing activities                     (14,130)       3,539           28,319,428

Effect of exchange rate changes on cash                                      (152,791)       1,845               (2,594)
                                                                        -----------------------------------------------
Net (decrease) increase in cash and cash equivalents                       (4,528,947)     823,742           22,566,815
Cash and cash equivalents at beginning of period                           27,095,762          698                    -
Cash and cash equivalents at end of period                                 22,566,815      824,440           22,566,815
                                                                        ===============================================
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                        -            -                    -
    Income taxes                                                                    -            -                    -

The accompanying notes are an integral part of these statements.

NOTE A - BASIS OF PREPARATION

The consolidated financial statements of Authoriszor Inc. and subsidiaries (the "Company") contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position as of September 30, 2000 and the consolidated results of operations and cash flows for the three months then ended have been made. All such adjustments, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of June 30, 2000, included in the Company's Form 10-KSB.

NOTE B - CURRENCY TRANSACTION LOSSES

The Company incurred currency transaction losses of approximately $1,022,000 during the three months ended September 30, 2000. The losses are a result of the Company entering into foreign currency option transactions and related bank deposits denominated in pound sterling.

NOTE C - 2000 OMNIBUS STOCK AND INCENTIVE PLAN

In July 2000, the Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan (the "2000 Plan") was adopted by the Company's Board of Directors and approved by the stockholders of the Company at the Company's 2000 Annual Meeting of Stockholder's on November 10, 2000. Pursuant to the Plan, the Company may grant Incentive Stock Options to any employee or officer of the Company or of any subsidiary of the Company, and may grant Non-qualified Stock Options to any person eligible to receive Incentive Stock Options, and also to directors, consultants or advisors of the Company or its subsidiaries. The maximum number of shares that may be subject to options and issued under the Plan is 1,700,000 shares of common stock.

NOTE D - COMPREHENSIVE INCOME (LOSS)

                                                          Accumulated         Unrealized gain    Foreign currency   Comprehensive
                                                            deficit                 on              translation         loss
                                                                             available-for-sale      adjustment
                                                                                 securities
Balance at June 30, 2000                                  $(5,485,215)           $1,425,069         $ 195,514
   Foreign currency translation adjustment                          -                     -          (183,452)      $  (183,452)
   Unrealized gain on available-for-sale securities                 -               512,447                 -           512,447
   Net loss during the period                              (4,096,469)                    -                 -       $(4,096,469)
                                                          ---------------------------------------------------------------------
Balance at September 30, 2000 (unaudited)                  (9,581,684)            1,937,516            12,062       $(3,767,474)
                                                                                                                     ===========
                                                          Accumulated         Foreign currency    Comprehensive
                                                            deficit             translation           loss
                                                                                 adjustment

Balance at June 30, 1999                                  $   (78,735)           $   (2,846)                -
   Foreign currency translation adjustment                          -                  (101)             (101)
   Net loss during the period                                (221,061)                    -          (221,061)
                                                          ---------------------------------------------------
Balance at September 30, 1999 (unaudited)                    (299,796)                    -          (221,162)
                                                                                                 ============

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The following description of "Management's Discussion and Analysis or Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act" ), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such involves known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect," "estimate," anticipate," "predict," "believes," "plan," "seek," "objective" and similar expressions are intended to identify forward-looking statements. Important factors that could cause the actual results, performance or achievement of the Company to differ materially from the Company's expectations include the following:

 .    one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-QSB prove not to be accurate;

 .    the Company is unsuccessful in securing sales through its anticipated sales and marketing efforts;

 .    errors in cost estimates and cost overruns;

 .    the Company's inability to obtain financing for general operations including the marketing of the Company's products;

 .    non-acceptance of one or more products of the Company in the market-place for whatever reason;

 .    the Company's inability to supply any product to meet market demand;

 .    generally unfavorable economic conditions that would adversely effect purchasing decisions by distributors, resellers or end-users;

 .    development of a similar competing product at a similar price point;

 .    the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses that may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays, or other problems;

 .    if the Company experiences labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.;

 .    if the Company experiences unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or is adversely affected by problems of its suppliers, shippers, customers or others;

 .    a slowing of the growth of the acceptance and use of the Internet as a source of information and a vehicle for commerce and business;

 .    if the Company encounters difficulties in expanding and conducting business in foreign markets;

 .    if the Company experiences additional currency translation losses due to the continued decline of the pound sterling versus the U.S. dollar;

 .    if larger and more established competitors successfully employ their greater financial, marketing and sales resources, name recognition, customer contacts and/or relationships with business and technology partners to gain significant advantages over the Company; and/or

 .    those factors identified in the Company's Annual Report on Form 10-KSB, dated September 28, 2000, including without limitation, those factors identified as risk factors in the Company's Prospectus, dated May 19, 2000, as supplemented, and other factors that affect the business generally.

     All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     Results of Operations

      The following is a discussion of the results of operations for the three months ended September 30, 2000 compared with the three months ended September 30, 1999.

      The operating loss increased to $3,469,835 for the three months ended September 30, 2000 compared to $420,570 for the respective period in 1999. This increase was attributable primarily to the costs incurred in setting up and expanding the Company's development centers, opening additional sales offices, expanding the management team, recruiting and hiring employees, expenses associated with research and development, acquiring capital equipment and infrastructure costs and legal and professional fees and costs in connection with being a public company. In addition, the Company recognized an accounting charge to earnings in the amount of $258,000, as a result of certain stock compensation payable to Edward F. Rogers, a consultant to the Company.

      The Company had sales of $8,239 in the three months ended September 30, 2000 compared to zero for the three months ended September 30, 1999.

      In the three months ended September 30, 2000, the Company recognized currency transaction losses of approximately $1,022,000. The losses are a result of the Company entering into foreign currency option transactions and related bank deposits denominated in pound sterling.

     For the period prior to September 1999, the activities of the Company were very limited. Aggregate revenues and expenses from inception through September 30, 1999, were $37,001 and $536,306, respectively.

Financing Management's Plan of Operation

     The Company's executive offices are currently located in Burlington, Massachusetts. In May 2000, the Company entered into a commercial real estate lease in order to move the Company's U.S. headquarters from the home office of the Chief Executive Officer in Natick, Massachusetts to a permanent location in Burlington, Massachusetts. The lease commenced on May 1, 2000 and includes 11,950 square feet of office space. The Company commenced occupation of this space during the week of May 22, 2000. As a result, the Company will incur a rental obligation of approximately $376,000 per annum over the term of the five year lease. The Company's operations headquarters are currently located on the first floor of a leased facility in Harrogate, England consisting of approximately 3,132 square feet of office space. The rent and service charge for this facility is approximately $72,000 per year. The Company maintains additional UK offices in a 400 square foot leased facility in Birmingham, England and a 3,174 square foot leased facility in Bradford, England. The rent for these office spaces is approximately $48,000 in the aggregate per year. In the opinion of the management of the Company, the U.S. property in Burlington, Massachusetts and the UK properties in North Yorkshire, Birmingham and Bradford are adequately covered by insurance.

     During the three months ended September 30, 2000, the Company has recruited field staff in six major cities of the U.S. to provide local sales and technical support to the marketplace and customer base. As the operations are initially small, the Company has either established home office locations, as in, for example, Providence, Washington, St. Louis and Phoenix, or has attempted to locate and rent such other shared office space as was deemed appropriate for the other field offices in Los Angeles, Burlington and Chicago.

     The Company's commitments for salaries will be significantly higher subsequent to September 30, 2000. The Company has increased its U.S. staff significantly. As of September 30, 2000 there were 61 people employed by the Company on a full-time basis. Of these, 14 employees were primarily involved in research and development, and 19 employees were involved in sales and marketing, 7 in general administration and support and 20 engaged in professional services, in addition to the Company's Chief Executive Officer, President and Interim Chief Financial Officer, Richard A. Langevin. In October 2000, the Company hired Paul Ayres as Managing Director of Authoriszor Ltd. and Alec Karys as Vice President - Engineering for the Company. See Part II. Item 5. Other

Information. The Company also employs consultants from time to time, including Fred Sawin and Edward F. Rogers. See Part II. Item 5. Other Information.

     The Company's future success will depend, in part, on its ability to attract, retain and motivate highly qualified technical and management personnel. The Company intends to increase its sales and distribution, technical services and administrative staff in the UK and to increase the sales and distribution and administrative infrastructures in the U.S. In addition the Company is actively seeking a Chief Financial Officer. As a result, the Company expects to incur significant expenses related to recruiting such personnel. In addition, the Company is focusing its recruiting on securing planned sales and marketing personnel to sustain its business plan. Staffing of these highly competitive, functional areas is becoming increasingly more difficult due to a limited labor pool.

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

     The Company aims to maintain its security software technology leadership position by continuing to enhance and broaden the Company's product offerings. Through constant monitoring of the industry, the Company plans to identify new security features and trends in the marketplace that are required to maintain its competitive edge. The research and development team has currently identified several competitive enhancements that are being considered for development, such as:

     .  native code conversion to further improve system performance;
     .  implementation of secure file transfer;
     .  expanded user selectable encryption;
     . active lightweight directory access protocol support; and . the development of extended application programming interfaces.

     For the three months ended September 30, 2000, the Company incurred approximately $350,000 in research and development. The Company expects that it will continue to commit significant resources to its research and development team in the future, including over the course of the next 12 months.

     As of the quarter ended September 30, 2000, 14 full-time employees were engaged in research and development for the Company. In addition, most of the Company's technical staff and management team contribute to design and development activities.

     Management considers that the cash resources of the Company are adequate for its working capital requirements for approximately the next twelve months.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

     The Company has market risk exposure with respect to the fluctuation in the value of its investment in the common stock of Minmet Plc. These securities have been classified as available-for-sale which requires that they be carried at the market price. At September 30, 2000, these securities have a value of approximately $2,500,000. Fluctuations in value could result both from the price of the equity securities in general as well as changes in the market's perception of the value of the shares of Minmet Plc. The Company has not deemed it prudent to enter into transactions such as various types of hedges to minimize risk. A 10% change in the market price of Minmet shares would cause a $250,000 change in stockholder's equity.

     The Company also has risk related to currency exchange rate fluctuations. A portion of its cash flows are expected to be received in non-U.S. currencies.
In addition, as of September 30, 2000, the Company had deposited cash in pound
sterling denominated accounts in the amount of $16,200,000.   A ten (10%)
percent fluctuation in currency rates would have a $1,620,000 effect on annual
net income or loss and the stockholders' equity of the Company.   Also, as of
September 30, 2000, there are loans outstanding from the Company to its UK subsidiaries of approximately $788,000. Based on this loan amount, a 10% fluctuation in currency rates would have a $78,800 effect on annual net income or loss. Although the Company may choose to do so in the future, to date, the Company has not engaged in foreign exchange hedging.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

     None

Item 2.   Changes in Securities.

     (a)  None

     (b)  None

     (c)  None

Item 3.   Default Upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Item 5.   Other Information.

     The following significant events have occurred during the quarter ended September 30, 2000 or subsequent thereto:

     1. On October 18, 2000, Godfrey S. Shingles was appointed to the Company's Board of Directors to serve as a Director. For his service to the Board of Directors, Mr. Shingles is entitled to a retainer fee of $48,000 per year, payable monthly in arrears. In addition, pursuant to a letter agreement, Mr. Shingles is to be appointed to the Board of Directors for a three (3) year term, provided, however, that Mr. Shingles appointment to the Board of Directors is terminable by the Company or Mr. Shingles upon three months written notice by either party, as the case may be. In addition, the Company may terminate Mr. Shingles' directorship immediately under certain circumstances.

          Pursuant to the letter agreement between the Company and Mr. Shingles relating to his appointment to the Board of Directors, the Company granted Mr. Shingles a stock option pursuant to the Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan (the "2000 Stock Plan") to acquire 100,000 shares of Company common stock at an exercise price equal to $9.875. The stock option is immediately exercisable for a three (3) year term.

     2. Effective October 16, 2000, the Company entered into an Employment Agreement with Alec P. Karys pursuant to which Mr. Karys became the Vice President of Engineering for Authoriszor Inc. The term of this agreement is one year, expiring October 15, 2001. The Employment Agreement is terminable immediately for cause by the Company, terminable voluntarily by Mr. Karys upon 45 days written notice, and after the one year term of employment has lapsed, both the Company and Mr. Karys must give six months notice of termination. Mr. Karys is entitled to compensation in the following amount:

          $  a base salary of $150,000;
          $  a maximum annual bonus of $37,500, payable quarterly upon certain quarterly objectives, as defined by management, being reached;
          $  stock options to purchase a cumulative total of 100,000 shares of the Company's common stock at an exercise price of $10.75 per share, subject to certain adjustments as provided in the Stock Option Agreements to be executed, that vest 25% per year for a period of four years.

          The options terminate on October 11, 2008. In the event of a sale of the Company during the term of the agreement, all salary payments and bonus payments under the agreement would become immediately due and payable and all options would become immediately exercisable.

     3. On October 7, 2000, the Company entered into an Employment Agreement with Paul Ayres pursuant to which Mr. Ayres became the Managing Director of Authoriszor Ltd. The term of this agreement is one year, expiring October 6, 2001. The Employment Agreement is terminable immediately for cause by the Company, terminable voluntarily by Mr. Ayres upon 45 days written notice, and after the one year term of employment has lapsed, both the Company and Mr. Ayres must give six months notice of termination. Mr. Ayers is entitled to compensation in the following amount (assuming a currency conversion ration of (Pounds)1.50 British Pounds per $1.00 United States):

          $  a base salary of $277,500;
          $ a maximum annual bonus of $210,000, payable monthly, provided that certain revenue targets are achieved; provided, however, that $26,250 shall be payable as a minimum guaranteed bonus for the first three months of employment;
          $ In addition, up to an additional $45,000 shall be payable in the event that other agreed upon targets are achieved;
          $ stock options to purchase a cumulative total of 200,000 shares of the Company's common stock at an exercise price of $9.75 per share, subject to certain adjustments as provided in the Stock Option Agreements to be executed, that vest 25% per year for a period of four years.

          The options terminate on October 8, 2008. In the event of a sale of the Company during the term of the agreement, all salary payments and bonus payments under the agreement would become immediately due and payable and all options would become immediately exercisable.

     4. On July 21, 2000, the Company entered into a Consulting Agreement with Edward F. Rogers pursuant to which Mr. Rogers would provide a broad array of financial and other business-related consulting services for the Company. In accordance with the terms of the consulting agreement, Mr. Rogers has agreed to provide a minimum of 10 days per month performing such consulting services for the Company at the rate of $3,000 per day. The daily compensation to the paid to Mr. Rogers is comprised of $2,000 in cash and such number of restricted shares of the Company's common stock equal to $1,000 per consulting day, which shall be calculated weekly for the days worked in such week and will be the last reported sales price of the Company's common stock at the close of business on the last business day of the week in which Mr. Rogers performs consulting services. The shares of restricted stock granted to Mr. Rogers are to be issued upon the expiration of the consulting agreement after a six month term; provided, however, that such shares cannot be sold or exchanged for a period of 12 months following the expiration of the consulting agreement. In addition, Mr. Rogers is entitled to an option to purchase 100,002 shares of Company common stock. The options vest on a monthly pro-rata basis and are exercisable over a three-year period, which begins on the six-month anniversary of the expiration date of the consulting agreement. The options granted to Mr. Rogers have an exercise price of $7.75 per share, which was the closing price of the Company's common stock on Nasdaq on July 20, 2000. The consulting agreement is terminable by either party upon two weeks written notice by either party. In the event of a sale of the Company during the term of the agreement, all restricted stock payments under the agreement would become immediately due and payable and all options would become immediately exercisable. The agreement also contains nondisclosure, non-competition and non-interference provisions. As a result of the stock compensation component of this consulting agreement, there will be an accounting charge to earnings in the quarter ended September 30, 2000 of approximately $258,000.

     5. On April 1, 2000, the Company entered into a Consulting Agreement with Frederick Sawin pursuant to which Mr. Sawin serves as Vice President of Sales for North America. Pursuant to the terms of the consulting agreement, Mr. Sawin is entitled to receive $1,500 per day in addition to 3% of all North American sales that are revenued during the term of the consulting agreement or that are booked during the term of the consulting agreement and are revenued within 30 days after the expiration of the consulting agreement. The term of the consulting agreement is 26 weeks; however either the Company or Mr. Sawin may terminate this consulting agreement upon 45 days written notice. The Company and Mr. Sawin have agreed to extend the term of the Consulting
          Agreement for a period of one month until November 20, 2000.   In the
          event that the Company and Mr. Sawin agree to change the consulting agreement to an employment agreement during the term of the consulting agreement, the exercise price for any stock option that may be granted to Mr. Sawin will be the market price of the Company common stock at the close of business on the business day prior to the commencement date of the consulting agreement.

     6. Commercial Technology Ltd. ("CTL"), which is controlled by Ian McNeill the Chairman of Authoriszor Ltd. prior to October 2000 and the current Chairman of Authoriszor Holdings Ltd., entered into a consultancy agreement with Authoriszor Ltd. on July 22, 1999, under which:

          $ CTL would provide the services of Ian McNeill to manage the financial affairs of Authoriszor Ltd.; and

          . The fee payable under such agreement was approximately $4,950 plus Value Added Tax per month.

          The consultancy agreement was set up for an initial period of 6 months, and after that period was terminable by either party on one month's notice.

          The CTL consultancy agreement was terminated with effect from June 30, 2000, at which time CTL entered into a consulting agreement with Authoriszor Ltd. with effect from July 1, 2000, on terms similar to those set forth in the preceding paragraphs, with the exception that the fee payable to CTL was increased to $150,000 per annum. The consulting agreement was for an initial fixed term to expire on June 30, 2001, subject to standard termination provisions. Either the Company or CTL may terminate the consulting agreement upon four (4) months written notice of such termination.

     7. In October 2000, Ian McNeill resigned his position as Chairman of Authoriszor Ltd. Mr. McNeill serves as Chairman of Authoriszor Holdings Ltd. In addition, James L. Jackson resigned his position as Managing Director of Authoriszor Ltd. and replaced Mr. McNeill as Chairman of Authoriszor Ltd. and Paul Ayres became the Managing Director of Authoriszor Ltd.

     8. The 2000 Stock Plan, effective as of July 26, 2000, was ratified by the Board of Directors of the Company on September 18, 2000 and approved by the stockholders of the Company at the Company's 2000 Annual Meeting of Stockholders on November 10, 2000. The 2000 Plan authorizes the issuance of options to purchase up to 1,700,000 shares of common stock of the Company to directors, certain consultants and eligible employees of the Company and its subsidiaries. It is contemplated that the 2000 Plan will be registered under the Securities Act on Form S-8. The following table describes options to purchase shares of Common Stock that the Company has granted or agreed to grant under the 2000 Plan in the fiscal quarter ending September 30, 2000 and thereafter:

2000 Omnibus Stock and Incentive Plan

                                                                                              Number of Shares
Name and Position                                              Exercise Price                 Underlying Options
-----------------                                              --------------                 -----------------
Edward F. Rogers                                                       $ 7.75                            100,002
Consultant

Alec P. Karys                                                          $10.75                            100,000
Vice President - Engineering

Godfrey S. Shingles                                                    $9.875                            100,000
Director

Edward Vasko                                                           $10.00                            100,000
Director of Technology - U.S. Operations

Paul Ayres                                                             $ 9.75                            200,000
Managing Director - Authoriszor Ltd.

Donald D. Box                                                          $ 7.75                            100,000
Director


     9. On October 19, 2000, the Company filed a Registration Statement on Form S-8 covering the issuance of 1,000,000 shares of Common Stock underlying options held by certain employees, officers and directors of the Company issued pursuant to the 1999 Stock Option Plan.

     10. For his services provided to the Board of Directors of the Company, Donald D. Box was granted an option to acquire 100,000 shares of Company common stock at a meeting of the Board of Directors on November 10, 2000 (the "November Meeting") pursuant to a stock option agreement to be entered into by and between the Company and Mr. Box in accordance with 2000 Plan. The options granted to Mr. Box are immediately exercisable for a three year term, whereupon the options granted to Mr. Box shall terminate. At the November Meeting, the Board of Directors of the Company approved the payment of a director fee to Mr. Box in the amount of $4,000 per month, commencing as of July 1, 2000.

          In addition, at the November Meeting the Board of Directors of the Company increased the retainer payable to Mr. Seitz to $6,000 per month, commencing July 1, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

                                    EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

+10.1* Letter Agreement, dated as of September 30, 2000, and executed as of October 31, 2000, by and between the Company and Godfrey S. Shingles.
+10.2* Letter of Employment, dated October 16, 2000, by and between the Company and Alec P. Karys.
+10.3* Letter of Employment, dated October 4, 2000, by and between the Company and Paul Ayres.
10.4* Consulting Agreement, dated July 21, 2000, by and between the Company and Edward F. Rogers.
+10.5++   Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan.
+10.6+++ Letter of Employment, dated May 1, 2000, by and between the Company and Fred Sawin
27*       Financial Data Schedule (Exhibit 27)
_________________

*    Filed herewith
+    Compensation plan, benefit plan or employment contract or arrangement
++ Incorporated by reference to Appendix A contained in the Company's definitive Proxy Statement pertaining to the 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 10, 2000 pursuant to Regulation 14A.
+++ Incorporated by reference to Exhibit 10.39 contained in the Company's Registration Statement on Form S-1, as supplemented, filed with the Commission on May 18, 2000.

                              Reports on Form 8-K

1. The Company filed no Current Reports on Form 8-K with the Securities and Exchange Commission for the period ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amended Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AUTHORISZOR INC.
                                    (Registrant)



Date:  November 14, 2000            By:   /s/Richard A. Langevin
                                         -----------------------
                                         Richard A. Langevin, President,
                                         Chief Executive Officer and
                                         Interim Chief Financial Officer
                                         (Principal Executive Officer and
                                         Principal Financial and Accounting
                                         Officer)

                               INDEX TO EXHIBITS


Exhibit   Description of Exhibit
-------   ----------------------

+10.1* Letter Agreement, dated as of September 30, 2000, and executed as of October 31, 2000, by and between the Company and Godfrey S. Shingles.
+10.2* Letter of Employment, dated October 16, 2000, by and between the Company and Alec P. Karys.
+10.3* Letter of Employment, dated October 4, 2000, by and between the Company and Paul Ayres.
10.4* Consulting Agreement, dated July 21, 2000, by and between the Company and Edward F. Rogers.
+10.5++   Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan.
+10.6+++ Letter of Employment, dated May 1, 2000, by and between the Company and Fred Sawin.
27*       Financial Data Schedule (Exhibit 27)
_________________
*    Filed herewith
+    Compensation plan, benefit plan or employment contract or arrangement
++ Incorporated by reference to Appendix A contained in the Company's definitive Proxy Statement pertaining to the 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 10, 2000 pursuant to Regulation 14A.
+++ Incorporated by reference to Exhibit 10.39 contained in the Company's Registration Statement on Form S-1, as supplemented, filed with the Commission on May 18, 2000.