Form 10QSB
period 2000-12-31
AUTHORISZOR INC
filed 2001-02-14
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

                       For Quarter Ended December 31, 2000
                          Commission File No. 000-27869

                                AUTHORISZOR INC.
               (Exact name of registrant as specified in charter)

          Delaware                                     75-2661571
--------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
   of incorporation)

 One Van de Graaff Drive, Suite 502

 Burlington, Massachusetts                             01803-5188
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

                                YES X     NO
                                   -----    -----

As of February 12, 2001, there were 17,526,784 shares of the common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES           NO   X
   -------       -------

                                AUTHORISZOR INC.

                                December 31, 2000

                                      INDEX



PART I.           FINANCIAL INFORMATION                                                                 Page No.
                                                                                                        --------

         Item 1.  Financial Statements
         ------
                  Consolidated Balance Sheets as of December 31, 2000 (unaudited)
                  and June 30, 2000 (audited) ............................................................F-1

                  Consolidated Statements of Operations for the three and six months ended December 31, 2000 and 1999 (unaudited) and for the period
                  January 15, 1997 (date of inception) to December 31, 2000 (unaudited)...................F-2

                  Consolidated Statements of Cash Flows for the six months ended
                  December 31, 2000 and 1999 (unaudited) and for the period January 15,
                  1997 (date of inception) to December 31, 2000 (unaudited)...............................F-3

                  Notes to Consolidated Financial Statements (unaudited)..................................F-4

         Item 2.  Management's Discussion and Analysis and Plan of Operation................................1
         ------

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk....................................3
         ------

PART II. OTHER INFORMATION 4

         Item 1.  Legal Proceedings.........................................................................4
         ------

         Item 2.  Changes in Securities ....................................................................4
         ------

         Item 3.  Defaults Upon Senior Securities...........................................................4
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................4
         ------

         Item 5.  Other Information.........................................................................5
         ------

         Item 6.  Exhibits and Reports on Form 8-K..........................................................10
         ------

SIGNATURES..................................................................................................11


CONSOLIDATED BALANCE SHEETS


                                                                                  December 31,         June 30,
                                                                                      2000               2000
                                                                                  (unaudited)         (audited)
                                                                                       $                  $
            ASSETS

            Cash                                                                      19,779,571    27,095,734
            Receivables
              VAT recoverable and trade                                                  168,495        70,847
              Accrued interest                                                            19,219       246,832
              Other                                                                       25,857       159,457
            Prepaid expenses                                                             135,272        76,568
                                                                              -----------------------------------
            Total current assets                                                      20,128,414    27,649,438

            Investment in securities, available-for-sale                               1,176,132     1,992,769
            Computer and office equipment, net of accumulated depreciation             1,024,033       681,094
            Restricted bank deposits                                                     708,000       408,000
            Note receivable from WRDC                                                    339,989       336,086
            Investment in WRDC at net cost, adjusted for equity in
              earnings or losses                                                         528,488       506,880
            Intangibles and other assets                                                 194,931        70,643
                                                                              -----------------------------------
                                                                                       3,971,573     3,995,472
                                                                              -----------------------------------
                                                                                     $24,099,987   $31,644,910
                                                                              ===================================

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Accounts payable and other liabilities                                     3,806,632     1,194,021
            Current maturities of capital lease obligations                              103,990        58,990
                                                                              -----------------------------------
            Total current liabilities                                                  3,910,622     1,253,011

            Long term capital leases obligations, less current maturities                287,557       133,442

            Stockholders' equity

            Preferred stock, par value $.01 per share; authorized: 2,000,000 shares; issued:  none
            Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 17,514,081 shares at
               December 31, 2000 and 17,414,081 at June 30, 2000                         175,141       174,141
            Additional paid-in capital                                                34,991,663    33,946,818
            Accumulated other comprehensive income                                       574,527     1,622,713
            Accumulated deficit during the development stage                         (15,839,523)   (5,485,215)
                                                                              -----------------------------------
                                                                                      19,901,808    30,258,457
                                                                              -----------------------------------
                                                                                     $24,099,987   $31,644,910
                                                                              ===================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)



                                             For the three months ended         For the six months ended        January 15, 1997
                                                    December 31,                      December 31,            (date of inception)
                                                                                                                to December 31,

                                                2000             1999             2000             1999             2000
                                                  $               $                $                $                 $

Net sales                                        15,937                -          24,176                 -             182,363
Cost of sales                                     1,027                -           2,705                 -              19,380
                                           ---------------- --------------- ----------------- --------------- ------------------
Gross profit                                     14,910                -          21,471                 -             162,983

Operating expenses

Professional fees                             1,518,353          660,405       2,584,183           696,399           4,399,587
Marketing and advertising                       676,029          183,720         976,563           212,229           1,856,928
Administrative                                4,800,345          359,482       6,910,377           715,549          10,139,557
Stock-based compensation                              -                -               -                 -           1,773,500
                                           ---------------- --------------- ----------------- --------------- ------------------

Total operating expenses                      6,994,727        1,203,607      10,471,123         1,624,177          18,169,572
                                           ---------------- --------------- ----------------- --------------- ------------------
Operating loss                               (6,979,817)      (1,203,607)    (10,449,652)       (1,624,177)        (18,006,589)

Other income (expense)

Interest income                                 286,668            1,296         670,553             1,526           1,281,852
Loss on sale of subsidiary                            -         (291,448)              -          (291,448)           (291,448)
Gain on sale of investments                           -                -               -           199,279           1,892,003
Currency transaction gains (losses)             390,975                -        (631,254)                -            (726,211)
Equity in earnings of WRDC                       44,335                -          56,045                 -              10,870
                                           ---------------- --------------- ----------------- --------------- ------------------
Total other income, net                         721,978         (290,152)         95,344           (90,643)          2,167,066
                                           ---------------- --------------- ----------------- --------------- ------------------
Net loss                                    $(6,257,839)     $(1,493,759)   $(10,354,308)      $(1,714,820)       $(15,839,523)
                                           ================ =============== ================= =============== ==================

Weighted average shares outstanding
Basic and Diluted                            17,486,907       13,907,193      17,450,494        13,844,311
                                           ================ =============== ================= ===============

Loss per common share
Basic and Diluted                           $     (0.36)     $     (0.11)   $      (0.59)      $     (0.12)
                                           ================ =============== ================= ===============


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                  For the six months           January 15, 1997
                                                                                  ended December 31,          (date of inception)
                                                                                                                to December 31,
                                                                                2000            1999                 2000
                                                                                ----            ----                 ----
                                                                                  $               $                    $


Cash flows used in operating activities
  Net loss during the period                                                 (10,354,308)     (1,714,820)            (15,839,523)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Issuance of stock and stock options in exchange for services                645,845         406,600               1,427,794
     Non-cash compensation expense                                                     -          52,849               1,773,500
     Equity in earnings in WRDC                                                  (56,045)              -                 (10,870)
     Loss on foreign exchange transactions                                             -               -                  94,957
     Loss on sale of subsidiary                                                        -         291,448                 291,448
     Gain on sale of investments                                                       -        (199,279)             (1,892,003)
     Depreciation and amortization                                               189,501          27,901                 301,088
     Changes in operating assets and liabilities
       Receivables and other assets                                               95,525         (80,766)               (452,553)
       Accounts payable and accrued liabilities                                2,639,549          83,570               3,863,449
                                                                           -------------------------------------------------------
Net cash used in operating activities                                         (6,839,933)     (1,132,497)            (10,442,713)

Cash flows (used in) provided by investing activities
  Proceeds from sale of subsidiary                                                     -               -                 809,750
  Acquisition of equipment                                                      (276,743)       (161,740)               (862,372)
  Sale of investments                                                                  -       1,360,579               4,415,909
  Exercise of warrants                                                                 -               -                (977,608)
  Investment in WRDC                                                                   -               -                (604,800)
  Advances to WRDC                                                                     -        (160,800)               (356,000)
  Purchase of intangible assets                                                  (75,690)        (30,000)               (154,525)
  Purchase of restricted bank deposits                                          (300,000)              -                (708,000)
                                                                           -------------------------------------------------------
Net cash flows provided by investing activities                                 (652,433)      1,008,039               1,562,354

Cash flows provided by financing activities
  Payments on capital leases                                                     (28,664)              -                 (28,664)
  Proceeds from the issuance of stock                                            400,000         506,708              28,732,847
  Recapitalization                                                                     -             711                     711
                                                                           -------------------------------------------------------

Net cash flows provided by financing activities                                  371,336         507,419              28,704,894

Effect of exchange rate changes on cash                                         (195,133)         10,846                 (44,964)
                                                                           -------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                          (7,316,163)        393,807              19,779,571
Cash and cash equivalents at beginning of period                              27,095,734             698                       -
                                                                           -------------------------------------------------------
Cash and cash equivalents at end of period                                   $19,779,571      $  394,505             $19,779,571
                                                                           =======================================================
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:

    Interest                                                                           -               -                       -
    Income taxes                                                                       -               -                       -



The accompanying notes are an integral part of these statements.

NOTE A - BASIS OF PREPARATION

         The consolidated financial statements of Authoriszor Inc. and subsidiaries (the "Company") contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of June 30, 2000, included in the Company's Form 10-KSB.

NOTE B - CURRENCY TRANSACTION LOSSES

         The Company incurred currency transaction losses of approximately $631,000 during the six months ended December 31, 2000. The losses are a result of the Company entering into foreign currency option transactions and related bank deposits denominated in pound sterling. Additionally, the Company has maintained the majority of its operating cash in pound sterling.

NOTE C - COMPREHENSIVE INCOME (LOSS)

                                                                                                       January 15, 1997
                                       Three months ended December          Six months ended         (date of inception)
                                                   31,                        December 31,             to December 31,
                                          2000            1999            2000            1999               2000


Foreign currency translation

   Adjustment                         $   (241,480)  $    (2,407)    $   (229,418)    $    (8,200)      $    (33,904)


Unrealized gain (loss) on
   Available-for-sale securities        (1,329,085)            -         (818,768)              -            608,431

Net loss                                (6,257,839)   (1,493,759)     (10,354,308)     (1,714,820)       (15,839,523)
                                      -------------- --------------- ---------------- -------------- ---------------------
Comprehensive loss                    $(7,828,404)   $(1,496,166)    $(11,402,494)    $(1,723,020)      $(15,264,996)


                                      F-4

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

o non-acceptance of one or more products of the Company in the market place for whatever reason;

o    the Company's inability to supply any product to meet market demand;

o generally unfavorable economic conditions that would adversely effect purchasing decisions by distributors, resellers or end-users;

o    development of a similar competing product at a similar price point;

o the inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries with the Company's operations (including the inability to successfully integrate businesses that may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems;

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

o if the Company experiences additional currency translation losses due to the continued decline of the pound sterling versus the U.S. dollar;

o if larger and more established competitors successfully employ their greater financial, marketing and sales resources, name recognition, customer contacts and/or relationships with business and technology partners to gain significant advantages over the Company; and/or

o those factors identified in the Company's Quarterly Report on Form 10-KSB, dated September 29, 2000, including without limitation, those factors identified as risk factors in the Company's Prospectus, dated May 19, 2000, as supplemented, and other factors that affect the business generally.

     All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by such factors. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

         The following is a discussion of the results of operations for the three and six months ended December 31, 2000 compared with the three and six months ended December 31, 1999.

         The operating loss increased to $6,979,817 and $10,449,652 for the three and six months ended December 31, 2000, respectively, compared to loss from operations of $1,203,607 and $1,624,177 for the three and six months ended December 31, 1999.

         The increases are attributable primarily to the costs incurred in setting up and expanding the Company's development centers, opening additional sales offices, expanding the management team, recruiting and hiring employees, research and development, infrastructure costs, increased marketing expenses and legal, accounting and other professional fees. Included within professional fees is an accounting charge of approximately $646,000, as a result of common stock and stock options issued for services to Edward F. Rogers, a consultant to the Company.

         The Company did not have any sales in the three and six months ended December 31, 1999 compared to sales of $15,937 for the three months ended December 31, 2000 and to sales of $24,176 for the six months ended December 31, 2000.

         The Company recognized net currency transaction gains in the amount of $390,975 for the three months ended December 31, 2000, and net currency transaction losses of $631,254 for the six months ended December 31, 2000. The losses are a result of the Company entering into foreign currency option transactions and related bank deposits denominated in pound sterling.

Financing Management's Plan of Operation

         During the six months ended December 31, 2000, the Company recruited field staff in six major cities of the U.S. to provide local sales and technical support to the marketplace and customer base. As the operations are initially small, the Company has either established home office locations, as in, for example, Providence, Washington, St. Louis and Phoenix, or has attempted to locate and rent such other shared office space as was deemed appropriate for the other field offices in Los Angeles, Burlington and Chicago.

         The Company has increased its U.S. staff significantly. As of December 31, 2000, there were 64 people employed by the Company on a full-time basis. Of these, 14 employees were primarily involved in research and development, and 20 employees were involved in sales and marketing, 11 in general administration and support and 19 engaged in professional services.

         The Company's future success will depend, in part, on its ability to retain and motivate highly qualified technical and management personnel. Over the short term, the Company intends to maintain its existing levels of sales and distribution, technical services and administrative staff in both the UK and in the U.S. However, on a longer term basis, the Company will review the existing levels of sales and distribution, technical services and administrative staff in both the UK and U.S.

         On January 31, 2001, the Company's then President, Chief Executive Officer and Interim Chief Financial Officer, Richard A. Langevin, resigned from such positions with the Company, along with his position on the Company's Board of Directors and from positions held in certain of the Company's subsidiaries. Mr. Langevin was replaced as President and Chief Executive Officer by Paul Ayres, and Andrew Cussons assumed the role of Chief Financial Officer and Secretary of the Company. In connection with the resignation from the positions held in the Company by Richard A. Langevin, the Company entered into a Severance and Release Agreement, dated as of January 29, 2001. See Part II. Item 5. Other Information.

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

         In addition, the Company provides a range of consulting services which enable organizations to assess their respective internet security infrastructure needs in the light of an increasing internet security risk and to help understand how the Company's software suite is designed to reduce the inherent risks associated with internet. In the event that a customer decides to install the Company's software technology, the consulting services group are able to provide implementation and knowledge transfer engagements that helps to ensure the successful installation and configuration of the software solution.

         The Company aims to increase its security software technology leadership position by enhancing and broadening the Company's product offerings. Through constant monitoring of the industry, the Company plans to identify new security features and trends in the marketplace that are required to maintain its competitive edge. The research and development team has currently identified several competitive enhancements that are being considered for development, such as:

o    native code conversion to further improve system performance;
o    implementation of secure file transfer;
o    expanded user selectable encryption;
o    active lightweight directory access protocol support; and
o    the development of extended application programming interfaces.

         For the three and six months ended December 31, 2000, the Company incurred approximately $641,000 and $991,000 respectively in research and development costs. The Company expects that it will continue to commit significant resources to its research and development team in the future, including over the course of the next 6 to 12 months.

         As of the quarter ended December 31, 2000, 14 full-time employees were engaged in research and development for the Company. In addition, most of the Company's technical staff and management team contribute to design, development and testing activities.

         Management considers that the cash resources of the Company are adequate for its working capital requirements for at least the next twelve months.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         The Company has market risk exposure with respect to the fluctuation in the value of its investment in the common stock of Minmet Plc. These securities have been classified as available-for-sale which requires that they be carried at the market price. At December 31, 2000, these securities have a value of approximately $1,176,000. Fluctuations in value could result both from the price of the equity securities in general as well as changes in the market's perception of the value of the shares of Minmet Plc. Additionally, the valuation of these securities are affected by currency fluctuations as Minmet Plc is listed on the London Exchange in pound sterling. The Company has not deemed it prudent to enter into transactions such as various types of hedges to minimize risk.

         The Company also has risk related to currency exchange rate fluctuations. A portion of its cash flows are expected to be received in non-U.S. currencies. In addition, as of December 31, 2000, the Company had deposited cash in pound sterling denominated accounts in the amount of $17,720,000. A ten (10%) percent fluctuation in currency rates would have a $1,772,000 effect on the period's net income or loss and the stockholders' equity of the Company. Also, as of December 31, 2000, there are loans outstanding from the Company to its UK subsidiaries of approximately $873,000. Based on this loan amount, a 10% fluctuation in currency rates would have a $87,300 effect on the period's net income or loss. Although the Company may choose to do so in the future, to date, the Company has not engaged in foreign exchange hedging.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

     (a) None

     (b) None

   (c) Since the beginning of the quarter ended December 31, 2000, the Company issued the following securities in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"):

          (i) On May 10, 1996, Starlight Acquisitions, Inc. ("Starlight"), the predecessor to Authoriszor Inc. (the "Company"), in accordance with that certain Share Exchange Agreement, dated as of May 10, 1996, received warrants ("Warrants") to purchase 100,000 shares ("Warrant Shares") of common stock, par value $.01 per share ("Common Stock"), of the Company at an exercise price of $4.00 per share. The Warrants were issued to former officers and directors of Starlight (the "Holders") in consideration of, among other things, each persons agreement to indemnify the Company's predecessors with respect to certain representations contained in the Share Exchange Agreement. In October 2000, each Holder exercised his respective Warrant to acquire 25,000 shares of Common Stock for an aggregate of 100,000 Warrant Shares. The Warrant Shares were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

          (ii) On July 21, 2000, the Company entered into a Consulting Agreement with Edward F. Rogers pursuant to which Mr. Rogers would provide a broad array of financial and other business-related consulting services for the Company. In accordance with the terms of the Consulting Agreement, a portion of the daily compensation to the paid to Mr. Rogers was comprised of such number of restricted shares of Common Stock equal to $1,000 per consulting day, which was calculated weekly for the days worked in such week at the last reported sales price of the Common Stock at the close of business on the last business day of the week in which Mr. Rogers performed such consulting services. The Consulting Agreement with Mr. Rogers expired according to its terms on January 20, 2001.

               Pursuant to the terms of the Consulting Agreement, the Company issued Mr. Rogers 12,703 shares of Common Stock. However, in accordance with the terms of the Consulting Agreement, the 12,703 shares cannot be sold or exchanged for a period of 12 months following the expiration of the Consulting Agreement. These shares of Common Stock are included in the number on the cover page indicating the total number of currently issued and outstanding shares of Common Stock. The shares of Common Stock were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

Item 3.  Default Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held its annual meeting of stockholders (the "Meeting") on November 10, 2000. At the Meeting, the stockholders voted (i) to elect seven directors of the Company to hold office until the next annual meeting of stockholders, or until their respective successors are duly elected and qualified ("Proposal 1"); and (ii) to consider and act upon a proposal to approve and implement the Company's 2000 Omnibus Stock and Incentive Plan ("Proposal 2"). No other matters were voted on at the Meeting. A total of 10,108,370 shares were represented at the Meeting.

         The number of shares that were voted for, and that were withheld from, each of the director nominees in Proposal 1 was as follows:

Director Nominee                    For                          Withheld

Raymond G. H. Seitz               10,170,360                       1,010
Richard A. Langevin               10,170,360                       1,010
Donald D. Box                     10,096,360                      12,010
James L. Jackson                  10,170,360                       1,010
Sir Malcolm Rifkind               10,170,360                       1,010
Geoff Shingles                    10,170,360                       1,010
David R. Wray                     10,170,360                       1,010

         The number of shares that were voted for, against and abstained from Proposal 2 and the number of broker non-votes are as follows:

For                 Against              Abstain               Broker Non-Votes

7,473,431           121,775               8,500                   2,504,664

Item 5.   Other Information.

     The following significant events have occurred during the quarter ended December 31, 2000 or subsequent thereto and were not previously disclosed in the Company's Form 10-QSB for the quarter ended September 30, 2000:

1. On January 31, 2001, Richard A. Langevin (the "Executive") resigned his position as the President, Chief Executive Officer and Interim Chief Financial Officer of the Company, and his position as director on the Board of Directors of the Company. In addition, the Executive resigned from the various officer and director positions he held in certain of our affiliate companies, including our wholly-owned subsidiaries, Authoriszor Holdings Corporation, Authoriszor U.S. Corporation and Authoriszor Holdings Limited. In connection with such resignation, the Company entered into a Severance and Release Agreement, dated January 31, 2001 (the "Severance Agreement") with the Executive.

         In accordance with the terms of the Severance Agreement, the Company paid the Executive the following sums of money: (i) $19,791.67, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, which payment reflects salary and bonus earned through January 31, 2001; (ii) $450,000.00, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, which payments reflect a severance payment equal to two years of salary; (iii) $31,250.00, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, for purposes of the Executive's October to December bonus for the year 2000; and (iv) 23,958.00, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, reflecting payment for the Executive's accrued but unused vacation time during the year 2000.

         On January 31, 2002, the Company is obligated to pay the Executive the sum of $250,000.00, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, as an additional severance payment equal to the Executive's bonus compensation for a two year period. However, this bonus payment will be placed in an interest bearing escrow account on January 31, 2001 with instructions to release such funds to the Executive on January 31, 2002. As a condition to the payment of the funds herein, the Executive must comply with the terms and conditions of the Severance Agreement and shall have not revoked his releases and waivers under the Age Discrimination in Employment Act. All interest earned on the funds held in the escrow account will be retained by us.

         In addition, the Company and the Executive entered into a Stock Option Agreement, dated as of January 31, 2001 (the "Stock Option Agreement"). The Severance Agreement provides that all stock option agreements for which the Executive is not vested as of the date of January 31, 2001 are rescinded and declared null and void and replaced by the Stock Option Agreement. The Stock Option Agreement provides the Executive with an option to purchase 200,000 shares of Common Stock of the Company exercisable in increments of (i) 100,000 shares exercisable beginning on January 31, 2001, and (ii) 100,000 shares exercisable beginning on January 31, 2002, all at an exercise price of $6.75 per share. Neither the Severance Agreement nor the Stock Option Agreement affects the Executives rights to options granted under prior stock option agreements and which were vested as of the date of the Severance Agreement.

         The Executive has elected to reinstate and continue in accordance with the terms of the Company's medical plan and the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, ("COBRA"), and the Company has agreed to pay on behalf of the Executive, the applicable premium which is required to reinstate and continue such group medical coverage, but only to the extent such coverage was in effect on the date immediately prior to the Executive's resignation date. The Company will continue such premium payments until the earlier of the following:
         (i) the first date that the Executive becomes eligible for medical coverage under any other group medical plan; (ii) the date the Executive elects to discontinue medical coverage for himself and his dependents; (iii) the first date that the Executive is no longer otherwise eligible for coverage under COBRA, as determined by the Company; and (iv) the first anniversary of the Executive's resignation date.

         In consideration of the payment of the above described sums of money and the issuance of the options to purchase shares of Common Stock of the Company, the Executive agreed to release and waive any and all claims against the Company and its subsidiaries with respect to and including, without limitation, any claim relating the Employment
         Agreement, dated as of January 1, 2000 (the "Employment Agreement"), between the Company and the Executive, any claim under state or federal law which provides for civil remedies for the enforcement or rights arising out of the employment relationship, any claims for unpaid or withheld wages, and any claims sounding in contract, tort or otherwise; provided, however, that the Executive remains subject to certain provisions in the Employment Agreement relating to non-competition, non-disclosure and non-solicitation provisions.

         The Severance Agreement also provides that the Executive is required to return all the Company's proprietary material, including notes, records, reports and such other items obtained by him during the course of his employment. In addition, the Executive is required to return the vehicle provided to him by the Company. The Company has permitted the utilization by the Executive, at the Executive's own expense, of a certain third-party executive recruiting firm.

2. On January 29, 2001, the Board of Directors of the Company announced that it had appointed Paul Ayres, the Managing Director of Authoriszor Ltd., the Company's wholly-owned subsidiary, to the positions of President and Chief Executive Officer of the Company and appointed Andrew Cussons, the Finance Director of Authoriszor Ltd., the Chief Financial Officer of the Company to replace the Executive, effective as of January 31, 2001. In addition, as of January 31, 2001, the Board of Directors of the Company appointed Mr. Ayres and Mr. Cussons to the Board of Directors of the Company.

3. James L. Jackson resigned from his position as Chairman of the Board of Authoriszor Ltd. and from his position as the Company's Vice President and Secretary, effective January 31, 2001. Andrew Cussons has assumed the role of Secretary of the Company. As a result of his resignation from his respective executive positions with the Company, Mr. Jackson will receive a mutually agreed to payment from the Company in accordance with the terms of that certain Service Agreement, dated as of July 22, 1999, by and between the Company and Mr. Jackson.

4. Effective January 31, 2001, Ian McNeill stepped down from his position as Chairman of the Board of Authoriszor Holdings Ltd. and will continue as an active consultant to our Board of Directors. Mr. McNeill has been replaced by Geoff Shingles, a current member of the Company's Board of Directors.

5. On July 21, 2000, the Company entered into a Consulting Agreement with Edward F. Rogers pursuant to which Mr. Rogers would provide a broad array of financial and other business-related consulting services for the Company. In accordance with the terms of the Consulting Agreement, a portion of the daily compensation to the paid to Mr. Rogers was comprised of such number of restricted shares of Common Stock equal to $1,000 per consulting day, which was calculated weekly for the days worked in such week at the last reported sales price of the Common Stock at the close of business on the last business day of the week in which Mr. Rogers performed such consulting services. The Consulting Agreement with Mr. Rogers expired according to its terms on January 20, 2001.

         Pursuant to the terms of the Consulting Agreement, the Company will issue Mr. Rogers 12,703 shares of Common Stock. However, in accordance with the terms of the Consulting Agreement, the 12,703 shares cannot be sold or exchanged for a period of 12 months following the expiration of the Consulting Agreement. The shares of Common Stock were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

6. Effective October 1, 2000, the Consulting Agreement by and between the Company and Frederick Sawin was extended. The terms of the amended Consulting Agreement with Mr. Sawin were substantially similar to the terms contained in his prior Consulting Agreement, dated as of April 1, 2000. In accordance with the terms of such Consulting Agreement, Mr. Sawin was entitled to receive $1,500 per day for four days per week in addition to 3% of all North American sales that were revenued during the term of the Consulting Agreement. The Consulting Agreement was renewable monthly on a rolling basis at the option of either party. On January 19, 2001, the Consulting Agreement was further amended to provide that Mr. Sawin was entitled to receive $2,500 per day for two days per week for a one month term renewable at the option of either the Company or Mr. Sawin.

7.

         (a)      The biographical information for Paul Ayres is as follows:

                  PAUL AYRES became our President and Chief Executive Officer and a member of our Board of Directors on January 31, 2001. He became Managing Director of Authoriszor Ltd. in October 2000. Prior to joining Authoriszor Ltd., Mr. Ayres was the General Manager for European Operations for Real Networks, Inc. from 1997 until joining Authoriszor. During 1995-1997, Mr. Ayres was General Manager for Netscape Communications' Northern European operations. Mr. Ayres attended the University of Essex/Cambridge University, majoring in Political Science and Law. Mr. Ayres is 34 years old.

         (b)      The biographical information for Andrew Cussons is as follows:

                  ANDREW  CUSSONS  became  our  Chief   Financial   Officer  and
                  Secretary, and as a member of our Board of Directors, on January 31, 2001. Mr. Cussons was appointed Finance Director of Authoriszor Ltd., and Finance Director of Authoriszor Holdings Ltd., both wholly-owned subsidiaries of the Company, in January 2000. Prior to joining Authoriszor Ltd., Mr. Cussons was Finance Director and Secretary for Meta4Systems, a firm specializing in engineering systems integration, from 1998 until joining the company. From 1996 until 1998, Mr. Cussons was employed by Cadhouse Systems, a Manchester, England based engineering software business, as the Finance Director and Secretary. Prior to 1996, Mr. Cussons was the proprietor of Churchgate Consulting. Mr. Cussons has a degree in Economics from Manchester University and is a Chartered Accountant and is 41 years old.

         (c)      The biographical information for Alec P. Karys is as follows:

                  ALEC P. KARYS became Vice President of Engineering for Authoriszor Inc. in October 2000. From 1995 until June 1998, Mr. Karys worked for InterQual, a company specializing in the development of medical software, as VP-Software Development and Technical Services. After the sale of the company in June 1998, he joined Universal Software Corporation as VP - Business Development from April 1999 until October, 1999. In addition, during that time, Mr. Karys was co-founder and CEO of Cognate Technologies, Inc., e-learning company, which was subsequently acquired in October 2000. Mr. Karys is a graduate of Northeastern University with a degree in Electrical Engineering. In 1978, he obtained his MBA. He also attended the Stanford University Engineering Executive Program. Mr. Karys is 56 years old.

         (d) Information concerning the beneficial ownership of the shares of Common Stock of the Company is as follows:

                  (i)      The  Company's  only  outstanding   class  of  equity
                           securities is its common stock.

                           The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of February 13, 2001, by (i) each of the Company's directors and executive officers, (ii) all directors and executive officers as a group, and
                           (iii) each person who is known by the Company to beneficially own more than 5% of the Company's common stock.



                                                                                  Shares of              Percentage of Shares
                                                                                Common Stock               of Common Stock
                 Person or Group                                           Beneficially Owned (1)       Beneficially Owned (1)
                                                                           ----------------------       ----------------------

                 Executive Officers and Directors:

                 James L. Jackson (2)+                                            1,272,608                      7.3%
                 David R. Wray (2)+                                               1,260,429                      7.2%
                 Don Box (3)++                                                      166,500                        *
                 Raymond G. H. Seitz (4)+                                           200,000                      1.1%
                 Sir Malcolm L. Rifkind (5)+                                        200,000                      1.1%
                 David J. Blanchfield (2)+                                        1,275,037                      7.3%
                 Barry Jones (6)+                                                    98,714                        *
                 Geoff Shingles (7)+                                                100,000                        *
                 Paul Ayres(8)+++                                                         0                        *
                 Andrew Cussons (9)+                                                 34,300                        *
                 Alec Karys(10)++++                                                       0                        *

                 Directors and Executive Officers as a Group                      4,607,588                     26.3%
                 (11 persons) (11)

                 Beneficial Owners of 5% or More of the
                 Company's Outstanding Common Stock

                 Roy Williams (12)                                                1,959,842                     11.2%
                          Birkett House, 27 Albermarle Street
                          London W1X 4LQ, England


-----------------------------------------------------------------

         + The address for these executive officers and directors is Windsor House, Cornwall Road, Harrogate, North Yorkshire HG12PW England.

         ++ The address for this director is 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211.

         +++ The address for this executive officer and director is Knyvett House, The Causeway, Staines, Middlesex TW18 3BA, England.

         ++++ The address for this executive officer is One Van de Graaff Drive, Suite 502, Burlington, Massachusetts 01803-5188.

         *        Less than one percent (1%)

         (1) Based upon 17,526,784 shares of common stock outstanding as of February 12, 2001 and calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless otherwise indicated, includes shares owned by a spouse, minor children or by relatives sharing the same home, entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days of February 13, 2001 by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

         (2) Includes shares of the Company's common stock issued to these individuals pursuant to the acquisition of ITIS Technologies Ltd., now named Authoriszor Ltd.

         (3) Mr. Box has been granted a stock option to acquire 100,000 shares of our common stock at an exercise price of $7.75 per share. The stock option is immediately exercisable for a three
                  (3) year term.

         (4) Represents a stock option to acquire 200,000 shares of the Company's common stock at an exercise price of $3.00 per share which is currently exercisable until October 30, 2002.

         (5) Represents a stock option to acquire 200,000 shares of the Company's common stock at an exercise price of $1.00 per share which is currently exercisable until September 30, 2002.

         (6) Mr. Jones has been granted an option to purchase 131,214 shares of common stock at an exercise price of $2.00 per share which vests up to 25% per year annually beginning October 1, 2000. In the event there is a change in control of Authoriszor Inc., all options granted to Mr. Jones become immediately exercisable.

         (7) Pursuant to the agreement between the Company and Mr. Shingles relating to his appointment to the Board of Directors, the Company has granted Mr. Shingles a stock option to acquire 100,000 shares of Company common stock at an exercise price of $9.875 per share. The stock option is immediately exercisable for a three (3) year term.

         (8) Mr. Ayres has been granted an option to purchase 200,000 shares of common stock at an exercise price of $9.75 per share which vests up to 25% per year annually beginning on November 10, 2001. In the event that there is a change in control of the Company, all options granted to Mr. Ayres become immediately exercisable.

         (9) Mr. Cussons has been granted an option to purchase 100,000 shares of common stock at an exercise price of $6.75 per share which vests up to 25% per year annually beginning January 1, 2001. In the event that there is a change in control of the Company, all options granted to Mr. Cussons become immediately exercisable.

         (10) Mr. Karys has been granted an option to purchase 100,000 shares of common stock at an exercise price of $10.75 per share which vests up to 25% per year annually beginning November 10, 2001. In the event that there is a change in control of the Company, all options granted to Mr. Cussons become immediately exercisable.

         (11) Includes the shares of common stock issuable upon exercise of the stock options discussed in notes 3, 4, 5, 6 and 7 and 32,803 and 25,000 shares of common stock issuable upon exercise of stock options granted to Mr. Jones and Mr. Cussons, respectively.

         (12) Includes 655,334 shares of the Company's common stock held by Zalcany Limited, a company organized under the laws of the UK of which Roy Williams owns 50% of the issued share capital and is one of two directors; 290,000 shares of the Company's common stock held by Mustardseed Estates Ltd., a company organized under the laws of the UK of which Roy Williams retains 99.9% voting control; and 67,500 shares of the Company's common stock held by the Cardinal Williams Pension Fund, a UK pension fund of which Roy Williams is one of two trustees and the sole beneficiary. Includes 484,008 shares held by an Isle of Man trust in which Roy Williams is included in a class of potential beneficiaries. Mr. Williams disclaims beneficial ownership of the shares owned by this trust.

         (e) Effective November 10, 2000, the membership on the Compensation and Audit Committees of the Company's Board of Directors was adjusted such that the Compensation Committee consisted of Messrs. Box, Rifkind and Shingles, and the Audit Committee consisted of Messrs. Box, Seitz and Shingles. Effective January 31, 2001, Mr. Langevin was replaced on the Executive Committee of the Board of Directors by Mr. Ayres.

Item 6.           Exhibits and Reports on Form 8-K .

EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

         10.1+ Severance and Release Agreement, dated as of January 29, 2001, by and between the Company and Richard A. Langevin.

         10.2+ Stock Option Agreement, dated as of January 31, 2000, by and between the Company and Richard A. Langevin.

         27*      Financial Data Schedule (Exhibit 27)

-----------------

+ Incorporated by reference to the exhibit shown in parenthesis from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2001.

*        Filed herewith.

REPORTS ON FORM 8-K

1. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 30, 2001, reporting the resignation of Richard A. Langevin as the Company's President, Chief Executive Officer and Chief Financial Officer, and as a member of the Company's Board of Directors, and other matters related thereto.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amended Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AUTHORISZOR INC.
                                        (Registrant)



Date:    February 14, 2001              By:  /s/ Andrew Cussons
                                           -------------------------------------
                                           Andrew Cussons
                                           Chief Financial Officer and Secretary
                                           (Principal Financial and
                                            Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit           Description of Exhibit

10.1+ Severance and Release Agreement, dated as of January 29, 2001, by and between the Company and Richard A. Langevin.

10.2+ Stock Option Agreement, dated as of January 31, 2000, by and between the Company and Richard A. Langevin.

27*      Financial Data Schedule (Exhibit 27)

-----------------

+ Incorporated by reference to the exhibit shown in parenthesis from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2001.

*        Filed herewith.