Form 10QSB
period 2001-03-31
AUTHORISZOR INC
filed 2001-05-15
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

                        FOR QUARTER ENDED MARCH 31, 2001
                          COMMISSION FILE NO. 000-27869

                                AUTHORISZOR INC.
               (Exact name of registrant as specified in charter)

          DELAWARE                                        75-2661571
-------------------------------------------------------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
   of incorporation)

 ONE VAN DE GRAAFF DRIVE, SUITE 502
 BURLINGTON, MASSACHUSETTS                                 01803-5188
-------------------------------------------------------------------------------
(Address of principal                                    (Postal Code)
 executive offices)

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

                                    YES  X        NO
                                        ------       -------

As of May 11, 2001, there were 18,456,698 shares of the common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES             NO    X
     -------       --------

                                AUTHORISZOR INC.

                                 MARCH 31, 2001

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                 Page No.
                                                                                                        --------


         Item 1.  Financial Statements
         ------
                  Consolidated Balance Sheets as of March 31, 2001 (unaudited)
                  and June 30, 2000 (audited) ............................................................F-1

                  Consolidated Statements of Operations for the three and nine months ended March 31, 2001 and 2000 (unaudited) and for the period
                  January 15, 1997 (date of inception) to March 31, 2001 (unaudited)......................F-2

                  Consolidated Statements of Cash Flows for the nine months ended
                  March 31, 2001 and 2000 (unaudited) and for the period January 15,
                  1997 (date of inception) to March 31, 2001 (unaudited)..................................F-3

                  Notes to Consolidated Financial Statements (unaudited)..................................F-4

         Item 2.  Management's Discussion and Analysis and Plan of Operation................................1
         ------

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk....................................5
         ------

PART II. OTHER INFORMATION 6

         Item 1.  Legal Proceedings.........................................................................6
         ------

         Item 2.  Changes in Securities ....................................................................6
         ------

         Item 3.  Defaults Upon Senior Securities...........................................................7
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................7
         ------

         Item 5.  Other Information.........................................................................7
         ------

         Item 6.  Exhibits and Reports on Form 8-K..........................................................12
         ------

SIGNATURES..................................................................................................13
INDEX TO EXHIBITS



AUTHORISZOR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)


                                                                                MARCH 31, 2001    JUNE 30, 2000
                                                                                  (UNAUDITED)       (AUDITED)
                                                                                        $                $

            ASSETS

            Cash                                                                     14,786,263     27,095,734
            Receivables
              VAT recoverable and trade                                                 207,377         70,847
              Accrued interest                                                          297,598        246,832
              Other                                                                      46,247        159,457
            Prepaid expenses                                                            136,313         76,568
                                                                              -----------------------------------
            TOTAL CURRENT ASSETS                                                     15,473,798     27,649,438

            Investment in securities, available-for-sale                                924,462      1,992,769
            Computer and office equipment, net of accumulated depreciation              949,871        681,094
            Restricted bank deposits                                                    959,826        408,000
            Note receivable from WRDC                                                   317,711        336,086
            Investment in WRDC at net cost, adjusted for equity in
              earnings or losses                                                        549,712        506,880
            Intangibles and other assets                                                194,294         70,643
                                                                              -----------------------------------
                                                                                                     3,995,472
                                                                                      3,895,876
                                                                              -----------------------------------
                                                                                    $19,369,674    $31,644,910

                                                                              ===================================

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Accounts payable - trade                                                    608,591        798,846
            Accrued liabilities                                                       2,216,736        395,175
            Current maturities of capital lease obligations                             103,990         58,990
                                                                              -----------------------------------
            TOTAL CURRENT LIABILITIES                                                 2,929,317      1,253,011

            Long term capital lease obligations, less current maturities                257,830        133,442

            STOCKHOLDERS' EQUITY
            Preferred stock, par value $.01 per share; authorized: 2,000,000 shares; issued:  none
            Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 17,526,784 shares at
               March 31, 2001 and 17,414,081 at June 30, 2000                           175,267        174,141
            Additional paid-in capital                                               35,094,703     33,946,818
            Accumulated other comprehensive income                                       19,384      1,622,713
            Accumulated deficit during the development stage                        (19,106,827)    (5,485,215)
                                                                              -----------------------------------
                                                                                     16,182,527     30,258,457
                                                                              -----------------------------------
                                                                                    $19,369,674    $31,644,910
                                                                              ===================================

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED         JANUARY 15,
                                                                                                                    1997
                                                      MARCH 31,                        MARCH 31,               (INCEPTION) TO
                                                                                                                  MARCH 31,
                                                2001             2000             2001             2000             2001
                                                  $               $                $                $                 $


Net sales                                        64,306          121,186          88,483           121,186             246,670
Cost of sales                                    36,005            1,277          38,710             1,277              55,385
                                           -------------------------------------------------------------------------------------
Gross profit                                     28,301          119,909          49,773           119,909             191,285

OPERATING EXPENSES
Professional fees                               643,372          435,210       3,234,787         1,131,615           5,042,959
Marketing and advertising                       392,232          280,179       1,368,795           492,408           2,249,160
Administrative                                2,404,803        2,462,470       9,334,331         3,178,013          14,317,862
                                           -------------------------------------------------------------------------------------
Total operating expenses                      3,440,407        3,177,859      13,937,913         4,802,036          21,609,981
                                           -------------------------------------------------------------------------------------
Operating loss                               (3,412,106)      (3,057,950)    (13,888,140)       (4,682,127)        (21,418,696)

OTHER INCOME (EXPENSE)
Interest income                                 245,343          162,064         942,278           163,590           1,527,195
Loss on sale of subsidiary                            -                -               -          (291,448)           (291,448)
Gain on sale of investments                      60,529                -          60,529           199,279           1,952,532
Currency transaction losses                    (224,615)               -        (855,870)                -            (950,826)
Equity in earnings of WRDC                       63,545            1,842         119,591             1,842              74,416
                                           -------------------------------------------------------------------------------------
Total other income (expense), net               144,802          163,906         266,528            73,263           2,311,869
                                           -------------------------------------------------------------------------------------
NET LOSS                                    $(3,267,304)     $(2,894,044)   $(13,621,612)      $(4,608,864)       $(19,106,827)
                                           =====================================================================================

Weighted average shares outstanding
Basic and Diluted                            17,523,538       15,719,912      17,474,486        14,462,226
                                           ==================================================================

Loss per common share
Basic and Diluted                               $(0.19)          $(0.18)         $(0.78)           $(0.32)
                                           ==================================================================



The accompanying notes are an integral part of these statements.

AUTHORISZOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)



                                                                                 FOR THE NINE MONTHS           JANUARY 15, 1997
                                                                                   ENDED MARCH 31,                (INCEPTION)
                                                                                                                 TO MARCH 31,
                                                                                2001            2000                 2001
                                                                                ----            ----                 ----
                                                                                  $               $                    $

Cash flows used in operating activities
  Net loss during the period                                                 (13,621,612)     (4,608,864)            (19,106,827)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Issuance of stock and stock options in exchange for services                689,012         613,949               1,470,961
     Non-cash compensation expense                                                60,000       1,816,000               1,833,500
     Equity in earnings in WRDC                                                 (119,591)          1,842                 (74,416)
     Loss on foreign exchange transactions                                             -               -                  94,957
     Loss on sale of subsidiary                                                        -         291,448                 291,448
     Gain on sale of investments                                                 (60,529)       (199,279)             (1,952,532)
     Depreciation and amortization                                               279,780          43,197                 391,367
     Changes in operating assets and liabilities
       Receivables and other assets                                               65,465         (69,353)               (482,613)
       Accounts payable and accrued liabilities                                1,693,969         506,395               2,917,869
                                                                           --------------------------------------------------------
Net cash used in operating activities                                        (11,013,506)     (1,604,665)            (14,616,286)

Cash flows (used in) provided by investing activities
  Proceeds from sale of subsidiary                                                     -         809,750                 809,750
  Acquisition of equipment                                                      (312,934)       (292,815)               (898,563)
  Sale of investments                                                            117,298       1,360,579               4,533,208
  Exercise of warrants                                                                 -               -                (977,608)
  Investment in WRDC                                                                   -        (606,617)               (604,800)
  Advances to WRDC                                                                     -        (356,997)               (356,000)
  Purchase of intangible assets                                                  (70,564)        (42,126)               (149,399)
  Increase in restricted bank deposits                                          (551,729)              -                (959,729)
                                                                           --------------------------------------------------------
Net cash flows (used in) provided by investing activities                       (817,929)        871,774               1,396,859

Cash flows provided by financing activities
  Payments on capital leases                                                     (58,392)              -                 (58,392)
  Proceeds from the issuance of stock                                            400,000      28,567,705              28,732,847
  Recapitalization                                                                     -             711                     711
                                                                           --------------------------------------------------------

Net cash flows provided by financing activities                                  341,608      28,568,416              28,675,166

Effect of exchange rate changes on cash                                         (819,644)        (44,066)               (669,476)
                                                                           --------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                         (12,309,471)     27,791,459              14,786,263
Cash and cash equivalents at beginning of period                              27,095,734             698                       -
                                                                           --------------------------------------------------------
Cash and cash equivalents at end of period                                   $14,786,263     $27,792,157             $14,786,263
                                                                           ========================================================
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Interest                                                                       $   -           $   -                   $   -
    Income taxes                                                                       -               -                       -



The accompanying notes are an integral part of these statements.

NOTE A - BASIS OF PREPARATION

         The consolidated financial statements of Authoriszor Inc. and subsidiaries (the "Company") contained herein, have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

         The Company is in discussions with the staff of the Securities and Exchange Commission (SEC) with respect to the manner of accounting for the share exchange transaction that occurred on July 22, 1999, pursuant to which Toucan Gold Corporation (Toucan) acquired all of the outstanding capital stock of Authoriszor Limited, formerly ITIS Technologies Limited. The Company accounted for the share exchange as a recapitalization of Authoriszor Limited, whereas the staff of the SEC has questioned this treatment, and has expressed the view that the share exchange should have been accounted for as an acquisition of Authoriszor Limited by Toucan. The outcome of these discussions may result in the Company restating previously issued financial statements, including those included in this Form 10-QSB.

NOTE B - CURRENCY TRANSACTION LOSSES

         The Company incurred currency transaction losses of approximately $856,000 during the nine months ended March 31, 2001. The losses are a result of the Company (i) entering into foreign currency option transactions, (ii) maintaining the majority of its operating cash in pound sterling through December 31, 2000, and (iii) making U.S. dollar denominated loans to the Company's UK subsidiary in the quarter ended March 31, 2001. The British Pound has declined against the U.S. dollar during the three and nine months ended March 31, 2001.

NOTE C - COMPREHENSIVE INCOME (LOSS)

                                                                                                       January 15, 1997
                                           Three months ended              Nine months ended         (date of inception)
                                                March 31,                      March 31,                 to March 31,
                                          2001            2000            2001            2000               2001


Foreign currency translation
   adjustment                         $   (360,244)   $  (56,237)    $   (591,790)    $   (64,437)      $   (394,148)
Unrealized gain (loss) on
   available-for-sale securities          (255,428)    2,667,905       (1,072,068)      2,667,905         (1,478,471)
Reclassifications of gains on sale          60,529             -           60,529               -          1,892,003
Net loss                                (3,267,304)   (2,894,044)     (13,621,612)     (4,608,864)       (19,106,827)
                                      -------------- --------------- ---------------- -------------- ---------------------
Comprehensive loss                    $(3,822,447)    $ (282,376)    $(15,224,941)    $(2,005,396)      $(19,087,443)



NOTE D - STOCK BASED COMPENSATION

         In July 2000, the Company entered into a six-month consulting agreement with an individual pursuant to which the individual would provide a broad array of financial and other business-related consulting services for the Company. In accordance with the terms of the consulting agreement, the individual agreed to provide a minimum of 10 days per month of consulting services for the Company at the rate of $3,000 per day. The daily compensation paid to the individual was comprised of $2,000 in cash and such number of restricted shares of the Company's common stock equal to $1,000 per consulting day, calculated weekly for the days worked in such week at the last reported sales price of the Company's common stock at the close of business on the last business day of the week in which the individual performed the consulting services. The shares of restricted stock granted are to be issued six months from the expiration date, January 21, 2001, of the agreement; provided, however, that such shares cannot be sold or exchanged for a period of 12 months following the expiration of the agreement. The market value of the shares earned under the agreement have been charged to expense as earned.

            In addition, the individual received an option to purchase 100,002 shares of Company common stock. The options vested on a monthly pro-rata basis and are exercisable over a three-year period, which begins on the six-month anniversary of the expiration date of the consulting agreement. The options granted have an exercise price of $7.75 per share, which was the market price of the stock on the date of grant. The options granted were recorded by the Company at fair value resulting in an accounting charge to the Company for the nine months ended March 31, 2001 of approximately $689,000.

NOTE E - ACQUISITION

         On May 8, 2001, the Company purchased an additional equity interest in WRDC, increasing its ownership interest in WRDC from 25.1% (on a fully diluted basis) to 66.4% (on a fully diluted basis). The Company issued approximately 930,000 shares of common stock and paid cash of approximately $1,356,000 to the shareholders of WRDC for the additional equity interest. On this same date, the Company committed to issue an additional 195,000 shares of its common stock to the shareholders of WRDC subject to the realization of certain of WRDC's accounts receivable. In addition, the Company agreed to provide a capital investment of $720,000 ((pound)500,000) to WRDC to enable WRDC to accelerate its growth strategy, one half of which amount was advanced at the initial closing with the balance to be advanced no later than six (6) months after the initial closing. Also, the Company committed to acquire the remaining interest in WRDC upon the occurrence of certain events, but in no event later than January 1, 2002, by issuing additional shares of common stock and paying cash. See Item 5.
Section 9 of Part II of this Form 10-QSB for more information concerning this acquisition.

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

o if the Company's new management team recently put in place is unable or unqualified to effectively lead the Company and/or

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

RESULTS OF OPERATIONS

         The following is a discussion of the results of operations for the three months ended March 31, 2001 compared with the three months ended March 31, 2000.

         The operating loss increased to $3,412,106 for the three ended March 31, 2001, compared to a loss from operations of $3,057,950 for the three months ended March 31, 2000.

         Professional fees increased by $208,162, or 47.9%, to $643,372 for the three months ended March 31, 2001 from $435,210 for the three months ended March 31, 2000. This increase was primarily a result of fees incurred associated with issuing stock options and stock to a consultant in the amount of approximately $103,000. Additional increases included legal and accounting fees resulting from severance agreements and the preparation of the Company's Post-Effective
Amendment to its Registration Statement (the "Registration Statement") registering the resale of certain shares of Company common stock owned by certain stockholders, including certain of the investors in the placement that was completed in February 2000.

         Marketing and advertising expenses increased by $112,053, or 40%, to $392,232 for the three months ended March 31, 2001 from $280,179 for the three months ended March 31, 2000. This increase is attributable primarily to costs incurred in setting up additional sales offices and recruiting and hiring new sales and marketing employees.

         Administrative expenses decreased by $57,667, or 2.3%, to $2,404,803 for the three months ended March 31, 2001 from $2,462,470 for three months ended March 31, 2000. The decrease is attributable to the new management implementing cost savings plans and curtailing new hiring.

         The Company had sales in the three months ended March 31, 2001 of $64,306 as compared to sales of $121,186 for the three months ended March 31, 2000.

         The Company recognized net currency transaction losses of $224,615 for the three months ended March 31, 2001. The losses are a result of the Company making U.S. dollar denominated loans to its UK subsidiary. The British Pound declined against the U.S. dollar during the three months ended March 31, 2001.

         The following is a discussion of the results of operations for the nine months ended March 31, 2001 compared with the nine months ended March 31, 2000.

         The operating loss increased to $13,888,140 for the nine months ended March 31, 2001, compared to a loss from operations of $4,682,127 for the nine months ended March 31, 2000.

            Professional fees increased by $2,103,172, or 186%, to $3,234,787 for the nine months ended March 31, 2001 from $1,131,615 for the nine months ended March 31, 2000. This increase is primarily a result of (i) costs of $689,000 incurred in connection with the granting of stock options and restricted stock to a consultant, (ii) recruiting fees of $610,000 as the Company increased its employee headcount from 38 at March 31, 2000 to 67 as of March 31, 2001, and (3) professional fees of $545,000, including legal and accounting fees, primarily as a result of structuring and preparing severance agreements, the preparation of appropriate filings and other documents required as a public company and the preparation of the Post-Effective Amendment to its

Registration Statement and certain supplements to its prospectus contained in the Registration Statement and other matters related to the Registration Statement.

         Marketing and advertising expenses increased by $876,387, or 178%, to $1,368,795 for the nine months ended March 31, 2001 from $492,408 for the nine months ended March 31, 2000. This increase is attributable primarily to costs incurred in setting up additional sales offices, branding of our products through website construction and other promotional activities and hiring new sales and marketing employees.

         Administrative expenses increased by $6,156,318, or 194%, to $9,334,331 for the nine months ended March 31, 2001 from $3,178,013 for the nine months ended March 31, 2000. This increase is attributable primarily to the severance costs recorded associated with the separation of the CEO/President and Vice President/Secretary of the Company for approximately $1,372,000. These cost are accounted for within the three months ended December 31, 2000. Other significant increases in administrative expenses during the nine months ended March 31, 2001 include salaries and benefits associated with an increase from 38 employees at March 31, 2000 to 67 employees at March 31, 2001.

         The Company had sales in the nine months ended March 31, 2001 of $88,483 as compared to sales of $121,186 for the nine months ended March 31, 2000.

         The Company recognized net currency transaction losses of $855,870 for the nine months ended March 31, 2001. The losses are a result of the Company (i) entering into foreign currency option transactions, (ii) maintaining the majority of its operating cash in pound sterling through December 31, 2000, and
(iii) making U.S. dollar denominated loans to the Company's UK subsidiary in the quarter ended March 31, 2001. The British Pound has declined against the U.S. dollar during the three and nine months ended March 31, 2001.

FINANCING MANAGEMENT'S PLAN OF OPERATION

         Effective January 31, 2001, Richard A. Langevin resigned his position as the President, Chief Executive Officer and Interim Chief Financial Officer of the Company, and his position as director on the Board of Directors of the Company. In addition, the Executive resigned from the various officer and director positions he held in certain of our affiliate companies, including our wholly-owned subsidiaries, Authoriszor Holdings Corporation, Authoriszor U.S. Corporation and Authoriszor Holdings Limited. As a result, a new management team was appointed to executive positions in the Company. Paul Ayres was appointed the Company's Chief Executive Officer and President, and Andrew Cussons was appointed the Chief Financial Officer and Secretary of the Company.

         The Company's new management team began a detailed review of the Company's past business plan and the scalability of the Company's business plan for the future. As a result of a detailed review of the business undertaken by the new management team, a series of cost-cutting measures have recently been initiated. As of March 31, 2001, there were 67 people employed by the Company on a full-time basis. Of these, 18 employees were primarily involved in research and development, and 20 employees were involved in sales and marketing, 11 in general administration and support and 18 engaged in professional services. However, on May 8, 2001 and in connection with management's review of the Company's business, the Company announced a reduction in its staffing levels to 35 permanent staff, comprised of five employees in the U.S. and 30 employees in the UK. These measures were undertaken to enable the business to operate at more realistic financial levels that were in line with the Company's expected revenues in the future. Presently, there are eleven employees primarily involved in research and development, six employees involved in sales and marketing, thirteen employees in general administration and support and five engaged in professional services. Moreover, during the quarter ended March 31, 2001, the Company terminated or failed to renew certain consulting agreements.

         During the nine months ended March 31, 2001, the Company recruited field staff in six major cities of the U.S. to provide local sales and technical support to the marketplace and customer base. As the operations were initially small, the Company established home office locations in Providence, Washington, St. Louis, Phoenix, Los Angeles and Chicago. Subsequent to March 31, 2001 and in connection with the Company's restructuring, the Company closed all of the field offices, consolidating all U.S. operations in the Burlington, Massachusetts office.

         The review undertaken by the Company's new management team with respect to the Company's core business functions, technology and the generic market for the Company's products and services was concluded positively. Gartner Group and Forrester Research were retained by the Company to provide independent reviews of the Company's technology. The results of these independent reviews confirmed management's belief that the Company was strongly positioned in the internet security software market. However, management's review of the Company and the independent reviews performed by Gartner and Forrester highlighted that the Company needed to augment its existing consulting services capabilities.

         Management's review of the Company and the independent reviews also highlighted that the organization was over-staffed in a number of areas. Specifically, having developed a significant presence in the U.S. over the last 15 months, the Company had failed to attract sufficient prospective customers to enable it to sustain its investments in the U.S. As a result, the decision was taken to reduce the staffing levels in the U.S. with a view to achieving growth through acquisition, rather than organic growth.

         The Company believes its future success will also depend in large part on its ability to enhance and leverage its technologies. The Company intends to continue to develop new and innovative solutions to respond to the needs of its customers. The Company intends to offer products that are compatible with new and emerging operations platforms and to seamlessly integrate its product without the need for re-registration in the case clients require major upgrades.

         On May 8, 2001, the Company announced that an agreement had been reached, which increased the Company's previous holding in WRDC from 25.1 percent to 66.4 percent. The acquisition of WRDC was and will be conducted in three stages. First the Company agreed to provide a capital investment of $720,000 ((pound)500,000) to enable WRDC to accelerate its growth strategy, one half of which amount was advanced at the initial closing with the balance to be advanced no later than six (6) months after the initial closing. Second, the Company provided approximately $1.35 million in cash and approximately 900,000 Authoriszor shares to certain WRDC shareholders, with an additional 195,000 shares to be issued conditionally on certain accounts receivables being realized. In addition, the senior management of WRDC has been granted options to purchase shares of the Company's common stock in exchange for their respective options to purchase shares of WRDC capital stock. Finally, upon the occurrence of certain events, but in no event later than January 1, 2002, the Company will acquire the remainder of share of outstanding capital stock of WRDC not then already owned by the Company in exchange for shares of common stock and cash. See Item 5. Section 9 of Part II of this Form 10-QSB for further information about this transaction.

         In addition, the Company and WRDC provide a complete range of consulting services which enables organizations to obtain a complete suite of security products and services by assessing their respective internet security infrastructure needs in the light of an increasing internet security risk.
Authoriszor's strategy is to offer best-of-breed products and expert professional services creating a secure customer-centric solution for its customers.

         The Company will now operate as a "full service" solution provider; providing products, technological inventions and a wide range of services to its customers. Historically, the Company's security suite offerings were aggregated together into a single product, Authoriszor 2000(TM). While this product remains central to the Company's strategy, it is increasingly apparent that a number of the components of the product can be sold as "stand alone" technologies to other software vendors. As a result, the Company will now seek to provide some of its patent pending technologies to other software vendors who may be able to embed the Company's technologies into their own.

         Although the Company has entered into and announced several contracts with third parties that have purchased the Company's technologies and/or services, the contracts do not represent material contracts with such third parties. By way of example, the largest contract the Company has entered into to date is comprised of a sale of technology and service support in an amount that does not exceed $30,000.

         Through constant monitoring of the industry, the Company plans to identify new security partners, features and trends in the marketplace that are required to maintain its competitive edge. The research and development team has currently identified several competitive enhancements that are being considered for development, such as:

o    native code conversion to further improve system performance;
o    implementation of secure file transfer;
o    expanded user selectable encryption;
o    active lightweight directory access protocol support; and
o    the development of extended application programming interfaces.

         For the three and nine months ended March 31, 2001, the Company incurred approximately $767,000 and $1,758,0000, respectively, in research and development costs. The Company expects that it will continue to commit resources to its research and development team in the future, including over the course of the next 6 to 12 months.

         Management considers that the cash resources of the Company are adequate for its working capital requirements for at least the next twelve months.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

         The Company has market risk exposure with respect to the fluctuation in the value of its investment in the common stock of Minmet Plc. These securities have been classified as available-for-sale, which requires that they be carried at the market price. During the quarter a small numbers of shares where sold, resulting in a gain on the sale of $60,000. At March 31, 2001, the current holdings of these securities have a market value of approximately $924,000. Fluctuations in value could result both from the price of the equity securities in general, as well as changes in the market's perception of the value of the shares of Minmet Plc. Additionally, the valuation of these securities are affected by currency fluctuations as Minmet Plc is listed on the London Exchange in pound sterling. The Company has not deemed it prudent to enter into transactions such as various types of hedges to minimize risk.

         The Company also has risk related to currency exchange rate fluctuations and a portion of its cash flows, are expected to be received, in non-U.S. currencies. In addition, as of March 31, 2001, the Company had deposited cash in pound sterling denominated accounts in the amount of $14,650,000. A ten (10%) percent fluctuation in currency rates would have a $1,465,000 effect on the stockholders' equity of the Company. Also, as of March 31, 2001, there are U.S. dollar denominated loans outstanding from the Company to its UK subsidiaries of approximately $4,000,000 that are not of a long-term investment nature. A ten (10%) percent fluctuation in currency rates would have an $400,000 effect on annual net income or loss. Although the Company may choose to do so in the future, to date, the Company has not engaged in foreign exchange hedging.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         None

ITEM 2.  CHANGES IN SECURITIES.

         (a)      None

         (b)      None

         (c) Since the period beginning with the quarter ended March 31, 2001 and the date hereof, the Company issued the following securities in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act"):

                  (i) On July 21, 2000, the Company entered into a Consulting Agreement with Edward F. Rogers pursuant to which Mr. Rogers would provide a broad array of financial and other business-related consulting services for the Company. In accordance with the terms of the Consulting Agreement, a portion of the daily compensation to the paid to Mr. Rogers was comprised of such number of restricted shares of common stock, par value $.01 per share ("Common
                           Stock"), of the Company equal to $1,000 per consulting day, which was calculated weekly for the days worked in such week at the last reported sales price of the Common Stock at the close of business on the last business day of the week in which Mr. Rogers performed such consulting services. The Consulting Agreement with Mr. Rogers expired according to its terms on January 20, 2001.

                           Pursuant to the terms of the Consulting Agreement, the Company issued Mr. Rogers 12,703 shares of Common Stock. However, in accordance with the terms of the Consulting Agreement, the 12,703 shares cannot be sold or exchanged for a period of 12 months following the expiration of the Consulting Agreement.

                           The issuance of these shares was not registered under the Securities Act, are restricted securities under the Securities Act and are subject to the restrictions on trasfer set forth in Rule 144 thereunder. The Consulting Agreement with Mr. Rogers was a privately negotiated transaction without general solicitation or advertising with a consultant that was a "sophisticated investors" within the meaning of the Securities Act and who had access to all information concerning the Company that such consultant deemed necessary to make an informed decision with respect to the Consulting Agreement. The share certificates issued to the consultant contained a legend with respect to the restrictions on transfer of the shares issued pursuant to the Consultant Agreement. The number of shares of Common Stock issued by the Company to the consultant are included in the number on the cover page indicating the total number of currently issued and outstanding shares of Common Stock.

                  (ii) The first step of the acquisition ("First Step Transaction") of WRDC Ltd., a company registered in the United Kingdom ("WRDC"), was consummated, in part, at a closing (the "Initial Closing") on May 8, 2001. At the Initial Closing, in exchange for certain shares of capital stock of WRDC held by shareholders (the "Shareholders") of WRDC, Garcia Hanson and Brian Edmondson, the Company issued to its transfer agent irrevocable instructions to issue, in the aggregate, 929,914 shares of Common Stock to the Shareholders, in addition to consideration in the form of a cash payment. The Company is also obligated with respect to the First Step Transaction to issue to the Shareholders up to 195,555 additional shares (the "Contingent Shares") of Common Stock, subject to the realization of certain accounts receivables of WRDC.

                           Upon the occurrence of certain events, but in no event later than January 1, 2002, the Company is obligated to acquire the remaining capital stock of WRDC not then owned by the Company in a second step transaction (the "Second Step Transaction, the closing of such Second Step Transaction is referred to herein as the "Second Closing"). Subject to certain exceptions, the consideration payable at the

                           Second Closing will consist of 55% in shares of Common Stock and 45% in cash; provided, however, that in no event will the Company be required to issue more than 19.9% of the issued and outstanding shares of Common Stock as of the date of the Initial Closing. In the event that the exchange ratio set forth in the acquisition agreements would otherwise require the Company to issue more than 19.9% of the issued and outstanding shares of Common Stock (the "Excess Shares"), as of the Initial Closing, whether due to changes in the market price of the Common Stock or currency fluctuations during the interim between the Initial Closing and the Second Closing or otherwise, the Company will instead pay to the Shareholders an amount in cash equivalent to the aggregate market value of the Excess Shares. See Item
                           5. Section 6 of Part II of this Quarterly Report on Form 10-QSB for more information concerning the terms of the acquisition of capital stock of WRDC by the Company.

                           The shares of Common Stock issued to the Shareholders at the Initial Closing (the "Initial Shares") were, and the Contingent Shares and the shares of Common Stock issuable to the Shareholders at the Second Closing (the "Second Shares," collectively with the Initial Shares, the "Shares") will not be, registered under the Securities Act in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder. WRDC was a closely held company, and the acquisition of WRDC by the Company was a privately negotiated transaction without any general solicitation or advertising in which WRDC and the Shareholders were represented by counsel. Each Shareholder who received Shares represented to the Company that he was a "sophisticated investor" who was acquiring the Shares for investment and not with a view towards a public distribution, and further that each had access to all material information concerning the Company that was necessary to make an informed decision with respect to the transaction. Each Shareholder also acknowledged that the Shares were restricted securities under the Securities Act and were subject to restrictions set forth in Rule 144 thereunder. The share certificate with respect to the Initial Shares contain, and the share certificates with respect Contingent Shares and the Second Shares will contain, a Rule 144 legend. Only 929,914 shares of Common Stock that were actually issued by the Company to the Shareholders as of the date hereof are included in the number on the cover page indicating the total number of currently issued and outstanding shares of Common Stock.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         The following significant events have occurred during the quarter ended March 31, 2001 or subsequent thereto:

1. On January 31, 2001, Richard A. Langevin (the "Executive") resigned his position as the President, Chief Executive Officer and Interim Chief Financial Officer of the Company, and his position as director on the Board of Directors of the Company. In addition, the Executive resigned from the various officer and director positions he held in certain of our affiliate companies, including our wholly-owned subsidiaries, Authoriszor Holdings Corporation, Authoriszor U.S. Corporation and Authoriszor Holdings Limited. The Executive and representatives of the Board of Directors negotiated the terms of a Severance and Release Agreement, dated January 31, 2001 (the "Severance Agreement") with the Executive.

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

         On January 31, 2002, the Company is obligated to pay the Executive the sum of $250,000.00, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, as an additional severance payment equal to the Executive's bonus compensation for a two year period. However, this bonus payment was placed in an interest bearing escrow account on January 31, 2001 with instructions to release such funds to the Executive on January 31, 2002. As a condition to the payment of the funds described herein, the Executive must comply with the terms and conditions of the Severance Agreement and shall have not revoked his releases and waivers under the Age Discrimination in Employment Act. All interest earned on the funds held in the escrow account has been, and will be, retained by us.

         In addition, the Company and the Executive entered into a Stock Option Agreement, dated as of January 31, 2001 (the "Stock Option Agreement"). The Severance Agreement provided that all stock option agreements for which the Executive was not vested as of the date of January 31, 2001 were rescinded and declared null and void and replaced by the Stock Option Agreement. The Stock Option Agreement provided the Executive with an option to purchase 200,000 shares of Common Stock of the Company exercisable in increments of (i) 100,000 shares exercisable beginning on January 31, 2001, and (ii) 100,000 shares exercisable beginning on January 31, 2002, all at an exercise price of $6.75 per share. Neither the Severance Agreement nor the Stock Option Agreement affected the Executives rights to options granted under prior stock option agreements and which were vested as of the date of the Severance Agreement.

         The Executive elected to reinstate and continue in accordance with the terms of the Company's medical plan and the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, ("COBRA"), and the Company agreed to pay on behalf of the Executive, the applicable premium which is required to reinstate and continue such group medical coverage, but only to the extent such coverage was in effect on the date immediately prior to the Executive's resignation date. The Company will continue such premium payments until the earlier of the following: (i) the first date that the Executive becomes eligible for medical coverage under any other group medical plan; (ii) the date the Executive elects to discontinue medical coverage for himself and his dependents; (iii) the first date that the Executive is no longer otherwise eligible for coverage under COBRA, as determined by the Company; and (iv) the first anniversary of the Executive's resignation date.

         In consideration of the payment of the above described sums of money and the issuance of the options to purchase shares of Common Stock of the Company, the Executive agreed to release and waive any and all claims against the Company and its subsidiaries with respect to and including, without limitation, any claim relating the Employment
         Agreement, dated as of January 1, 2000 (the "Employment Agreement"), between the Company and the Executive, any claim under state or federal law which provides for civil remedies for the enforcement or rights arising out of the employment relationship, any claims for unpaid or withheld wages, and any claims sounding in contract, tort or otherwise; provided, however, that the Executive remains subject to certain provisions in the Employment Agreement relating to non-competition, non-disclosure and non-solicitation provisions. See Part 1. Item 2. Management's Discussion and Analysis and Plan of Operation.

2. On January 29, 2001, the Board of Directors of the Company announced that is had appointed Paul Ayres, the Managing Directors of Authoriszor Ltd. the Company's wholly-owned subsidiary, to the positions of President and Chief Executive Officer of the Company and appointed Andrew Cussons, the Finance Director of Authoriszor Ltd., the Chief Financial Officer of the Company to replace the Executive, effective as of January 31, 2001. In addition, effective January 29, 2001, the Board of Directors of the Company appointed Mr. Ayres and Mr. Cussons to the Board of Directors of the Company. See Part 1. Item 2. Management's Discussion and Analysis and Plan of Operation.

3. James L. Jackson resigned from his position as Chairman of the Board of Authoriszor Ltd. and from his position as the Company's Vice President and Secretary, effective January 29, 2001. Andrew Cussons replaced Mr.

         Jackson as Secretary of the Company. As a result of Mr. Jackson's resignation from his respective executive positions with the Company, Mr. Jackson received a mutually agreed payment from the Company in accordance with the terms of that certain Service Agreement, dated as of July 22, 1999, by and between the Company and Mr. Jackson. See Part
         1. Item 2. Management's Discussion and Analysis and Plan of Operation.

4. Effective January 31, 2001, Ian McNeill stepped down from his position as Chairman of the Board of AHL and will continue as an active consultant to our Board of Directors. Mr. McNeill has been replaced by Geoff Shingles, a current member of the Company's Board of Directors. See Part 1. Item 2. Management's Discussion and Analysis and Plan of Operation.

5. The Compensation Committee of the Board of Directors agreed to amend and restate that certain Employment Agreement, dated as of October 7, 2000, by and between Mr. Ayres and the Company, effective February 1, 2001. Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation
         Committee has determined that such agreement should include the following terms:

          o    a base salary of(pound)300,000;
          o stock options to purchase a cumulative total of 200,000 shares of Common Stock at an exercise price of $1.50 per share under the Company's 2000 Omnibus Stock and Incentive Plan (the "Plan"), subject to certain adjustments as provided in the stock option agreement to be negotiated and executed in connection with such grant.

6. The Compensation Committee of the Board of Directors agreed to amend and restate that certain Employment Agreement by and between Mr. Cussons and the Company, effective February 1, 2001. Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee has determined that such agreement should include the following terms:

          o    a base salary of(pound)200,000;
          o stock options to purchase a cumulative total of 200,000 shares of Common Stock at an exercise price of $1.50 per share under the Company's 2000 Omnibus Stock and Incentive Plan (the "Plan"), subject to certain adjustments as provided in the stock option agreement to be negotiated and executed in connection with such grant.

7. The Compensation Committee of the Board of Directors agreed to amend and restate that certain Employment Agreement by and between Mr. Karys and the Company, effective February 1, 2001. Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee has determined that such agreement should include the following terms:

          o    a base salary of $250,000;
          o stock options to purchase a cumulative total of 100,000 shares of Common Stock at an exercise price of $1.50 per share under the Company's 2000 Omnibus Stock and Incentive Plan (the "Plan"), subject to certain adjustments as provided in the stock option agreement to be negotiated and executed in connection with such grant.

8. The Board of Directors of the Company adopted certain amendments to the Bylaws of the Company at a meeting of the Board of Directors on March 21, 2001. The amendments to the Bylaws provide that any special meeting of stockholders may be called by (a) the Chairman of the Board of Directors, or (b) the President and shall be called by the President or Secretary at the request in writing of a majority of the Board of Directors, or (c) by the holders of fifty-one (51%) percent or more of the outstanding shares of Common Stock; provided that such request states the purpose of the proposed special meeting. The second amendment to the Bylaws provides that in order for a shareholder proposal, including a nomination for director, to be raised from the floor at an annual meeting, written notice must be received by the Company not less than sixty (60) days nor more than ninety (90) days prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the meeting is changed by more than 30 days from such anniversary date, notice by the stockholder to be timely must be received no later than the close of business on the 10th day following the earlier of the day on which notice of the date of the meeting was mailed or public disclosure was made. In particular, Sections 2.5 and 3.4 of the Bylaws were amended and restated in their entirety, and a new Section 2.11 was added. Pursuant to Item 601 of Regulation S-K promulgated under the Securities Act, the Bylaws of the Company, as amended to date, are attached hereto as Exhibit 3.1 and incorporated herein by reference.

9. On May 8, 2001, the Company entered into certain agreements (the "Acquisition Agreements") pursuant to which the Company, directly or through its wholly owned subsidiary, Authoriszor Holdings Limited ("AHL"), agreed to (i) initially increase its ownership interest from 25.1% (on a fully diluted basis) to 66.4% (on a fully diluted basis) of the outstanding capital stock of WRDC, and (ii) subscribe for an additional amount of capital stock of WRDC of approximately $720,000 ((pound)500,000) for WRDC working capital purposes (the "Funding," collectively with (i) above, referred to herein as the "First Step Transaction,"); and (iii) ultimately acquire the remaining shares of WRDC capital stock not then already owned by the Company or AHL upon the occurrence of certain events (the "Second Step Transaction"). In arriving at a purchase price, the Company considered comparable transactions within the industry and conducted its own analysis of WRDC, including a review of the financial condition of WRDC and the strategic value of WRDC to the Company. The terms of the Acquisition Agreements and the Acquisition, including the consideration payable in connection with the First Step Transaction and the Second Step Transaction, were determined pursuant to arms-length negotiations among the parties thereto. The source of the cash consideration with respect to the First Step Transaction is, and with respect to the Second Step Transaction is expected to be, the Company's cash reserves. Each of the dollar amounts contained herein reflect the currency exchange rate in effect immediately prior to the execution of the Acquisition Agreements.

         The First Step Transaction was consummated, in part, at a closing (the "Initial Closing") on May 8, 2001. At the Initial Closing, in exchange for certain shares of capital stock of WRDC held by the Shareholders, the Company (i) issued to its transfer agent irrevocable instructions to issue, in the aggregate, 929,914 shares of Common Stock to the Shareholders and (ii) paid to the Shareholders approximately $1,356,000 ((pound)941,766) in cash. The Company is also obligated to issue to the Shareholders up to 195,555 additional shares of Common Stock, subject to the realization of certain accounts receivable of WRDC. In addition, at the Initial Closing, holders of options ("WRDC Options") to purchase shares of capital stock of WRDC were granted options to purchase 237,000 shares of Common Stock under the Plan in exchange for such WRDC Options at an exercise price of $1.01. Also, additional options ("Reserve Options") to purchase an aggregate of 265,000 shares of Common Stock may be granted from time to time to employees of WRDC under the Plan as approved by the Board of Directors of WRDC; provided, that the director appointed by the Company to the Board of Directors of WRDC pursuant to the Acquisition Agreements votes in favor of any such grants of Reserve Options. Also, the existing loan for (pound)122,000 owed by WRDC to AHL under the terms of that certain Loan Agreement, dated as of February 22, 2000, will, if in the best interest of WRDC, be capitalized in due course. Finally, with respect to the Funding, one half of such amount was subscribed for at the Initial Closing, with the balance to be subscribed for no later than six (6) months after the Initial Closing.

         The Acquisition Agreements also provide that the Company will purchase the remaining shares of WRDC capital stock not then already owned by the Company or AHL at the closing (the "Second Closing") in connection with the Second Step Transaction upon the earliest to occur of (i) the date on which the Company receives net proceeds in an amount that exceeds, in the aggregate, $10,000,000 in connection with any fundraising or series of fundraising transactions by the Company; (ii) the date on which the Company receives a notice from a Shareholder requiring such action (a "Shareholder Notice") or such earlier date as the Company and the Shareholders may mutually agree from time to time; or (iii) January 1, 2002 (collectively, the "Events"), at a purchase price of approximately (pound)2.1 million ($3,000,000, based on the current currency exchange rate). Pursuant to the provisions of the Acquisition Agreements, a Shareholder Notice may be issued to the Company upon (i) the Company declaring, or otherwise seeking, or being forced to seek, protection from creditors under the federal bankruptcy laws (an "Insolvency Event"); (ii) the Company receiving a bona fide offer by a third party to acquire all issued and outstanding shares of Common Stock not then owned by such third party; or (iii) the sale of a controlling interest in WRDC to a third party. The Second Closing will take place ten business days following the occurrence of an Event.

         The consideration payable at the Second Closing will consist of 55% in shares of Common Stock and 45% in cash; provided, however, that in no event will the Company be required to issue more than 19.9% of the issued and outstanding shares of Common Stock as of the date of the Initial Closing. In the event that the exchange ratio set forth in the Acquisition Agreements would otherwise require the Company to issue more than 19.9% of the issued and outstanding shares of Common Stock (the "Excess Shares"), as of the Initial Closing, whether due to changes in the market price of the Common Stock or currency fluctuations during the interim between the Initial Closing and the Second Closing or otherwise, the Company will instead pay to the Shareholders an amount in cash equivalent to the aggregate market value of the Excess Shares. In addition, upon the occurrence of an Insolvency Event and the issuance of a Shareholder's Notice in connection therewith, the Company may be obligated to pay to the Shareholders the entire purchase price in cash and in lieu of issuing shares of Common Stock to pay an amount in cash equivalent to the aggregate market value of the Common Stock that would otherwise have been required to be issued as of the Second Closing. Furthermore, if the Company is not listed on Nasdaq or the OTC Bulletin Board, or otherwise quoted on a public market in North America ("Listed"), as of the Second Closing, the Company will have 30 business days in which to become Listed. After the expiration of such period and if the Company is not then Listed, a Shareholder may return to the Company the shares of Common Stock issued to him at the Second Closing in which event the Company will be obligated to pay such Shareholder an amount in cash equivalent to the aggregate market value of the shares of Common Stock that were issued to him at the Second Closing.

10. In connection with the execution of the Acquisition Agreements, the Board of Directors of the Company has appointed Garcia Hanson, one of the Shareholders, as Chief Operating Officer of the Company. In addition, the Board of Directors of AHL has appointed Mr. Garcia as the Operations Director of AHL. Mr. Garcia will also continue in his capacity as Managing Director of WRDC.

11. Beginning in early February 2001, the Company's new management team began a detailed review of the Company's past business plan and the scalability of the Company's business plan for the future. As a result of a detailed review of the business undertaken by the new management team, a series of cost-cutting measures have recently been initiated. As of March 31, 2001, there were 67 people employed by the Company on a full-time basis. Of these, 18 employees were primarily involved in research and development, and 20 employees were involved in sales and marketing, 11 in general administration and support and 18 engaged in professional services. However, on May 8, 2001 and in connection with management's review of the Company's business, the Company announced a reduction in its staffing levels to 35 permanent staff, comprised of five employees in the U.S. and 30 employees in the UK. These measures were undertaken to enable the business to operate at more realistic financial levels that were in line with the Company's expected revenues in the future. Presently, there are eleven employees primarily involved in research and development, six employees involved in sales and marketing, thirteen employees in general administration and support and five engaged in professional services.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K .

EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

2.1+ Stock Purchase Agreement, dated as of May 8, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited and the Shareholders named therein.
2.2+ Subscription Agreement, dated as of May 8, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, WRDC Limited and the Shareholders named therein.
2.3+     Articles of Association of WRDC Limited, dated as of May 8, 2001.
2.4+ Deed of Mortgage, dated as of May 8, 2001, by and between Authoriszor Inc., Garcia Hanson and Brian Edmondson.
3.1*     Bylaws of Authoriszor Inc., as amended March 21, 2001
10.1++ Service Agreement, dated as of May 8, 2001, by and among Authoriszor Inc. and Garcia Hanson.
10.2+ Form of Stock Option Agreement, dated as of May 8, 2001, by and between the Authoriszor Inc. and each of the former holders of WRDC Options.

         -----------------

+ Incorporated by reference to the exhibit shown in parenthesis from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2001.
*        Filed herewith.
+        Compensation plan, benefit plan or employment contract or arrangement.


REPORTS ON FORM 8-K

1. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on January 30, 2001, reporting the resignation of Richard A. Langevin as the Company's President, Chief Executive Officer and Chief Financial Officer, and as a member of the Company's Board of Directors, and other matters related thereto.
2. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 9, 2001, reporting the execution and consummation of the acquisition by the Company all of the issued and outstanding capital stock of WRDC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AUTHORISZOR INC.
                                 (Registrant)



Date:    May 15, 2001            By:      /s/ Andrew Cussons
                                    -----------------------------------------
                                    Andrew Cussons
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

2.1+ Stock Purchase Agreement, dated as of May 8, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited and the Shareholders named therein.

2.2+ Subscription Agreement, dated as of May 8, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, WRDC Limited and the Shareholders named therein.

2.3+     Articles of Association of WRDC Limited, dated as of May 8, 2001.

2.4+ Deed of Mortgage, dated as of May 8, 2001, by and between Authoriszor Inc., Garcia Hanson and Brian Edmondson.

3.1*     Bylaws of Authoriszor Inc., as amended March 21, 2001

10.1++ Service Agreement, dated as of May 8, 2001, by and among Authoriszor Inc. and Garcia Hanson.

10.2+ Form of Stock Option Agreement, dated as of May 8, 2001, by and between the Authoriszor Inc. and each of the former holders of WRDC Options.

-----------------

+ Incorporated by reference to the exhibit shown in parenthesis from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 9, 2001.

*        Filed herewith.

+        Compensation plan, benefit plan or employment contract or arrangement.