Form 10KSB
period 2001-06-30
AUTHORISZOR INC
filed 2001-10-22
CIK 850083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2001

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

Windsor House, Cornwall Road
Harrogate, North Yorkshire
HG1 2PW  United Kingdom                                     HG1 2PW
----------------------------------------                   ----------
(Address of Principal Executive Offices)                   (Zip code)
                               011-44-1423-730-300
                               -------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
         Title of Each Class                          on Which Registered
         -------------------                          -------------------
               NONE                                           N/A

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
                                                         Yes  X      No
                                                             -----      -----

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $708,477

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of October 17, 2001 was approximately $2,319,000. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of October 17, 2001, there were 18,456,698 shares of the common stock, $0.01 par value, of the Company issued and outstanding.

Transitional Small Business Disclosure Format:   Yes          No    X
                                                     ------      --------

                       DOCUMENTS INCORPORATED BY REFERENCE

The Registrant's definitive Proxy Statement pertaining to the 2001 Annual Meeting of Stockholders (the "Proxy Statement") and filed or to be filed not later than 120 days after the end of the fiscal year pursuant to Regulation 14A is incorporated herein by reference into Part III.


                                Authoriszor Inc.


                                                                                                                Page

PART I
         ITEM 1:  DESCRIPTION OF BUSINESS.........................................................................1
         ITEM 2:  DESCRIPTION OF PROPERTIES......................................................................11
         ITEM 3:  LEGAL PROCEEDINGS..............................................................................11
         ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................11

PART II
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................12
         ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATIONS.................................................17
         ITEM 7.  FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS...................22
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS..................................................24

PART III
         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................24
         ITEM 10. EXECUTIVE COMPENSATION.........................................................................24
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................24
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................24

PART IV
         ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...............................24

SIGNATURES

INDEX TO EXHIBITS


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

                         Item 1: Description of Business

History

         Our predecessor was incorporated as a Colorado corporation on January 20, 1989 under the name Starlight Acquisitions Inc. On May 10, 1996, Starlight Acquisitions, Inc. acquired Toucan Mining Plc (then named Toucan Mining Ltd.), incorporated in the Isle of Man, the holding company of a mining group operating in South America.

         On July 29, 1996, Starlight Acquisitions, Inc. was reincorporated as a Delaware corporation on July 22, 1996 under the name Toucan Gold Corporation. Effective June 30, 1999, Toucan Mining Plc sold its sole operating subsidiary to Minmet Plc, a company listed on the Irish Stock Exchange and the London Stock Exchange, in consideration for the issue of Minmet ordinary shares, the grant of warrants and other consideration. Funding of the consideration for the transaction was completed on July 15, 1999. On July 22, 1999, we acquired all of the outstanding capital stock of Authoriszor Ltd., which was then named ITIS Technologies Limited, whose business consisted primarily of developing internet security software. On August 25, 1999, our name was changed to Authoriszor Inc., and the name of our subsidiary was changed to Authoriszor Ltd.

         On January 12, 2000, Authoriszor Holdings Ltd., our newly created wholly-owned subsidiary, acquired the whole of the issued share capital of Authoriszor Ltd. as part of an intra-group reorganization.

         On January 27, 2000, we sold our wholly-owned subsidiary, Toucan Mining Plc, to Golden Ridge Group Limited for an aggregate consideration of $809,750 ((pound)500,000) in cash. On the same date, Toucan Mining Plc agreed to transfer to us the beneficial interest in 2,000,000 shares in Minmet and warrants to subscribe for ordinary shares of Minmet at a price of (pound)0.08 per share for a further 7,700,000 shares in Minmet for a consideration of (pound)1. Subsequently, we have exercised such warrants and sold all of the Minmet shares beneficially owned by us.

Overview of Our Business

         We provide both technology consulting services and a suite of security software for companies in the e-commerce, security and workflow sectors of the information technology industry internationally with the technology consulting services being our primary business. Our customers, including the customers of our majority-owned subsidiaries, WRDC Ltd. ("WRDC") and Logsys Solutions Limited ("Logsys"), are global corporations and local and central government bodies who require expert advice and guidance on the implementation of their information systems, and the resources to carry out those implementations. Our customers include financial services, telecommunications, manufacturing, information technology and health organizations and various UK government departments.

Our Technology Consulting Services

         With respect to our technology services unit, we seek to discover the competitive advantages that are available in an increasingly competitive and rapidly changing world for our customers. We emphasize functional business solutions and enterprise electronic business (e-business) transformation that incorporates business processes and leading-edge internet technologies, including a focus on highly specialized areas of the e-business arena where our majority-owned subsidiaries have a demonstrable record of successful implementation of such applications. We then seek to leverage our core competencies in the areas of IT project management discipline, delivery methodologies and business process transformation to provide change to our customers' businesses. We create value for our clients through our combination of broad skills, flexible pricing options, speed and reliability and the implementation of our people centered solutions.

         Our primary focus is to understand the business problems that our clients are facing and provide the solutions that enable our clients to solve those problems. We believe that the solutions we provide deliver tangible business value to clients in the form of increased revenues and decreased costs. Our service model takes a client efficiently from strategy through implementation. Our approach identifies and prioritizes initiatives, delivers and implements the technology solutions to defined markets, captures market experience and feedback following then implementation, and immediately applies this feedback to further refine the technology solutions. This service model also allows us to identify, capture and reuse the frameworks that we design, process and implement for specific projects, allowing us to further refine and reuse the techniques for other client projects.

         We believe that the following elements of our approach are key to providing effective solutions for our clients:

         o our teams and our approach are designed to help our clients efficiently identify where value, in the form of increased revenue and decreased costs, can be achieved, and then to deliver the value to our clients;
         o we discover, assess, plan and deliver our solutions in a timely manner. Our service model revolves around rapid delivery and implementation, as evidenced by WRDC's Rapid Project Implementation system;
         o our culture is defined by individuals that are creative and determined to take whatever action is required to deliver value to our clients; and
         o our understanding of complex technology allows us to merge the best of advanced technology with the legacy components of our clients' systems.

         Through Logsys, we have also developed a more people-centered approach to providing consulting services to our clients. Logsys specializes in providing the following areas of service: application access control, security/network architecture, object-based directories, object based workflow and messaging. These service niches add to the general technology services that we provide, and combines well with our prior history of designing and producing security software solutions for our clients.

Our Security Software Solution

         Though a substantially smaller part of our current business, we also provide a patent-pending security solution that is designed to secure corporate information while enabling businesses to provide secure access to their corporate website and applications and to conduct secure communications over computer networks and the internet. Our product suite and processes are designed to enable a corporation to provide secure access to the information on its web server to its customers, suppliers, employees and public visitors from the internet, according to their pre-determined security profile.

         Our suite of security solution software is designed to ensure the integrity of the information received by an end-user after a request for corporate information is submitted to the server. By using silent security verification not apparent to the user, the Authoriszor product suite identifies, authenticates, and, if authenticated, authorizes the request to proceed. To be authenticated by a server that has our product suite installed, the end-user and the user's computer or terminal must be validated. Our profile selector is designed to ensure that the person requesting information is only provided with information to which such person is authorized. Validated requests for information are handled by the protected server, which creates pseudo uniform resource locators that disconnect the name of the data source and the location of the data on the corporate Web server.

         Our virtual publisher then creates a response in the form of a virtual web page, and, after verifying that no changes have occurred in the environment or device of the person requesting information since the request was submitted, our product suite sends the requestor the web page of information off-line, publishing it through a virtual page publishing system. The process of verifying that no changes have occurred prior to publishing the information off-line has the added benefit of making certain that the now secured transmissions have not been intercepted or impersonated, and that the requestor's identity is still the original requestor that commenced the session. Our product suite then destroys the virtual web page response that was sent to the person requesting information.

Industry Background

         The continued growth of the internet and advances in network technologies have fundamentally changed the way business is conducted. These developments, as well as advances in broadband and wireless technologies, have allowed organizations to make available their corporate computer networks and applications to a wide range of users.

         E-business has become critical for many organizations. Examples of e-business applications include supply chain management, online banking, document sharing, both inside and outside the organization, order-entry systems, government tax filing systems, marketing on the internet, inventory management and internet-based commerce-known as e-commerce.

         As businesses implement and extend their information technology infrastructures to provide increased access to their networks, databases and applications, they face significant new challenges. These challenges include management of distributed computing environments, functionality of applications, implementation of new technologies, and the security of information and networks.

         The market for consulting services and the technologies used in the consulting services arena have been changing rapidly over the last three years, and we expect this level of change to continue. The market for advanced technology consulting skills expanded rapidly during the period from 1999 through mid-2000, but has both shifted and declined significantly since such period. Our success will depend, in part, on our ability to develop service offerings and products that keep pace with rapid and continuing changes in technology, evolving industry needs and changing client preferences. Our success will also depend on our ability to develop and implement ideas that successfully apply existing and new technologies to deliver tangible value to our clients. We may not be successful in addressing these developments on a timely basis or in selling our services and products in the marketplace.

         Our company has responded to these shifts in the industry by creating a business capable of providing an end-to-end solution. We have consulting resources that we believe are capable of identifying and quantifying need, we have implementation resources that we believe are capable of developing solutions based upon new developments and incorporating standard software products, and we have our own technology which is designed to provide security of information for networks, as exemplified by the Authoriszor suite of security software.

Our Strategy

         Our original concept and strategy, conceived by the founding management team, had been the invention, manufacture and sale of a single internet security software product, Authorizsor 2000(TM), to major corporations and government agencies internationally. While we have successfully created some proprietary technology components, our ability to exploit these inventions was limited due to the following factors:

         o The Competitive Nature of the Market. The market for internet security technologies is both highly opportunistic and highly competitive. While we have demonstrated our ability to conceive proprietary technology, we have not been able to compete successfully with established market players. See "Item 1. Competition" in this Annual Report on Form 10-KSB.

         o Market Leadership and Opportunity. We believe that in order for internet-centric technologies to be commercially successful, it is necessary to achieve a measure of market leadership as exemplified through achieving a larger market share than one's competitors. We were unable to obtain the market leadership recognition that was required to make a significant impact on the existing status quo for internet security software.

         o Product Acceptance. We were unable to achieve significant commercial acceptance of our product. While our product has some unique technologies, our potential customers preferred less unique but more mature features in competing products that met more of such customer's perceived requirements.

         o Market Conditions. We recognized that at the end of 2000 and in early 2001 the generic internet industry was undergoing a correction. In addition, global economies have recently contracted with the result that more pressures have been imposed on vendors within the internet industry.

         o Lack of Profound Industry Partnerships. We were not able to establish a sufficient number of industry partnerships to leverage our product, as a number of our competitors had already established fundamental relationships with established industry leaders.

         As a result of detailed analysis and research of our products, our financial position and our prospective business, the new management team, appointed by the Board of Directors, in January 2001, and in connection with the resignation of our Chief Executive Officer, President and Interim Chief Financial Officer, made the decision to change the strategy of the Company to become a "full service" supplier of IT solutions.

         We have revised our business plan accordingly to operate as a "full service" solution provider, providing products, technological inventions and a wide range of services to our customers. While the Authoriszor 2000(TM) product remains an element of our strategy, it is increasingly apparent that a number of the components of the product can be sold as "stand alone" technologies to other software vendors. As a result, we will now seek to provide some of our patent-pending technologies to other software vendors that may be able to embed our technologies into their own. Our strategy, therefore, has changed and is now focused on two strategic directions:

         o        to  become  a  full  service  vendor  of  consulting,  systems integration and systems development services to the e-commerce, security and work flow sectors of the information technology industry, embodied by the creation of two distinct business units; and
         o to license our products and the underlying technology to companies that have an established sales channel and route to market.

         We intend to become one of the leading providers of technology consulting services through our policy of providing full service technology solutions for our customers and licensing our technology. The principal elements of our strategy to achieve this involved an organizational and operational restructuring of our business consistent with our new focus.

Operational Restructuring

         In connection with the change in our business strategy, we have restructured our business to operate through two business units: the Consulting and Implementation Services Business Unit and the Authoriszor Technology Business Unit. Each of these distinct business units have their own individual product and service strategies targeted specifically on precisely defined market segments. However, we believe that at the outset of implementing our revised strategy, the Consulting and Implementation Services Business Unit will be central to the successful implementation of our current business plan; though we believe there exists opportunities for cross-selling between the business units, thereby leading to increased revenue prospects.

     The basis for our decision to operate through two distinct business units was based primarily on our perceived need to reduce the "cash burn" rate that we had historically experienced, the projected growth for consulting services in the internet security and associated markets, the need to produce revenues that did not require large initial up-front cash expenditures, and the need to compliment technology with implementation services.

     As a result of the foregoing, the management team decided to develop a consulting services capability through acquisition with specific emphasis in the following vertical commercial sectors: financial services, healthcare, government agencies, high technology and large commercial enterprises.

     Consulting and Implementation Services Business Unit

     In order to most efficiently and effectively realize the creation of the Consulting and Implementation Services Business Unit, we acquired two existing consulting services companies: WRDC and Logsys. The Consulting and Implementation Services Business Unit generally sells consulting, system integration and managed services to London Times 1000 companies and local and central governments. The service segment of this business is entirely focused upon service-oriented product sales based on outsourced technology components. For more information concerning the terms and conditions upon which the acquisitions of WRDC and Logsys were consummated, please refer to "Item 1. Acquisitions" in this Annual Report on Form 10-KSB.

         WRDC Ltd.

         WRDC, established in 1994, provides a broad array of strategic services and a number of key strategic technologies and concepts to its clients. These key technologies currently include electronic messaging, directory services, security architectures and internet technologies and the combination of these technologies. Providing services in these areas enables WRDC to deliver a complete "end-to-end" business solution that integrates into any existing system. The methodology employed by WRDC to deliver successful projects is based on a Rapid Project Implementation philosophy. This implementation methodology initially identifies the client requirements through WRDC Consulting, a specific business unit of WRDC. This results in the identification of the project requirements and potential technologies to be employed. Following agreement on the strategic requirements, the implementation can be passed to the WRDC Systems Integration business unit that will then implement the project within agreed financial constraints and timetables. Once successfully implemented, the WRDC Managed Services function takes over the long-term management of the solution and, with additional support available through the WRDC Helpdesk.

         WRDC's Rapid Project Implementation philosophy provides a disciplined and structured approach that we believe delivers business benefit to our clients. WRDC believes that the human element of the project is vital. To that end, WRDC seeks to ensure that the project teams maintain technical competence with respect to project requirements. For more information concerning the number of employees employed by WRDC, please see "Item 1. Employees" of this Annual Report on Form 10-KSB.

         Logsys Solutions Limited

         On July 3, 2001, we consummated an agreement whereby our wholly-owned subsidiary, Authoriszor Holdings Ltd., acquired approximately a 68% interest in Logsys. Subsequently, as the result of a tender offer made by Logsys, we have increased our ownership interest to approximately 99.75% of the outstanding capital stock of Logsys. Logsys has supplied software solutions to public and private sector organizations for more than 20 years.

         Logsys' technology focus consists primarily of providing e-business and business process automation solutions. Each of the solutions utilizes an established set of interrelated technologies. Each of these technologies, when implemented, are designed to improve the customer's e-business capabilities and business automation processing.

         With respect to business process automation, Logsys offers a range of development services using packaged solutions and Logsys' own workflow engine component, QuickFlow. Logsys' experience and capability includes the following technologies:

         o        production workflow;
         o        document management; and
         o        case management

Logsys also partners with specialist organizations to incorporate companion technologies such as document management, image processing and routing into its business process automation solutions.

         Logsys' most important contribution to our services business unit relates to providing people-centered technology solutions, which allow for efficient and wide-ranging communication opportunities for those clients that have a wide and disparate network. A description of the particular solutions for which Logsys has developed particular expertise follows: o application access control - allows companies to target various sets of users with appropriate information, such that users are able to see only what they are otherwise allowed to, and should, see;

         o security and network architecture - permits Logsys to be an integral part of the design and operation of all internal systems, networks and applications of a particular client's network system;
         o object based directories - as directories are a key enabling technology in both the integration of internal systems and in the support of web solutions, Logsys develops and implements these directories for those clients that have such a need;

         o object based workflow - typically these applications are developed in isolation, however, Logsys provides a solution that allows the integration of applications across and between businesses; and
         o messaging - where required, Logsys ensures that efficient communication can take place across diverse and distributed organizations.

         Logsys' experience and history enables us to offer a full-lifecycle service across Unix and NT platforms from inception through design and development and on to maintenance and on-going support, including a choice of coverage from normal business hours to full 24 hour support as required, across a range of platforms. In addition, Logsys is currently undertaking several skills programs. These include internal courses on facilitation training, presentation skills courses and time management. We also provide the necessary training materials to cross train into different software development languages as appropriate. Some of our consultants are enrolled in the Microsoft Certified Practitioner course and others are upgrading the current Oracle Certification that we already hold at Logsys.

         We, through our majority-owned subsidiary, Logsys, have the capability to deliver internet-based applications, intranet and extranet-based applications and traditional client/server applications. Our dedicated systems support team can provide a tailored support service that is designed to suit specific requirements. In addition, Logsys is also able to assist with tasks associated with the deployment of these systems such as back-end integration, data cleansing and data migration and other support services. Finally, through Logsys, we can offer our customers comprehensive systems support and maintenance services backed by service level guarantees.

         In summary, with the acquisitions of both WRDC and Logsys successfully concluded, our management team is now focused on the successful integration of these businesses into our group. Specifically, it is our strategy to centralize corporate support functions, including finance, legal, human resources and information systems, thereby seeking to achieve significant cost reductions and marked improvements in efficiency of the individual businesses.

Authoriszor Technology Business Unit

         We believe that our patent-pending technologies, embodied in its latest form as Authoriszor 2000(TM), are commercially viable. To this end, we have established a small business unit, Authoriszor Technology Business Unit
("ATBU").  The  purpose  of ATBU  is to  continue  our  business  as  originally conceived through the sale of modular components of Authoriszor's core technology product to organizations that have an established sales channel and route to market, such as Original Equipment Manufacturers, Value Added Re-sellers, and other distributors and sales agents. This team has a staff of seven employees and operates from our UK headquarters in Harrogate, England.

         ATBU is solely focused on the sales and licensing of our proprietary technologies. ATBU provides various components of our patent-pending technologies to hardware vendors, software infrastructure providers and operating system vendors and distributors. Other than training and product maintenance contracts, this particular business unit does not sell services; rather it focuses on becoming a pure-play software technology business segment. However, we believe that the sale of our stand-alone technologies will be accompanied by significant services revenues that will be delivered by our Consulting and Implementation Services Business Unit.

Organizational Restructuring

         In connection with the resignation of our President, Chief Executive Officer and Interim Chief Financial Officer, effective January 31, 2001, our new management team, appointed by our Board of Directors, began a detailed review of the business plan and the scalability of our business plan for the future. As a result of a detailed review of the business undertaken by the new management team, a series of cost-cutting measures were initiated.

         We had previously sought to grow organically in the U.S. by recruiting field staff in 6 major cities in the U.S. to provide local sales and technical support to the marketplace and customer base. We established home office locations in Providence, Washington, St. Louis, Phoenix, Los Angeles and Chicago. As of March 31, 2001, there were 67 people employed by us on a full-time basis. However, on May 8, 2001 and in connection with management's review of our business, we announced a reduction in our staffing levels to 38 permanent staff, comprised of five employees in the U.S. and 33 employees in the UK, in addition to 51 employees at WRDC. Also, in connection with our restructuring, we closed all of the field offices, consolidating all U.S. operations in the Burlington, Massachusetts office. Subsequently, we entered into a sub-lease agreement with Directech, Inc. to lease the entire office space that previously functioned as our U.S. headquarters, moving our headquarters to our Harrogate, England office. For further information concerning the terms of the sub-lease agreement entered into by us and the U.S. employees located in the U.S. office, please see Item 1. Employees and Item 2. Facilities. These measures were undertaken to enable the business to operate at financial levels that were in line with our expected revenues in the future. Moreover, though we had developed a significant presence in the U.S. over the last 15 months, we had failed to attract sufficient prospective customers to sustain our investments in the U.S. As a result, the decision was taken to reduce the staffing levels in the U.S. and move our headquarters to the United Kingdom. For more information concerning our U.S. employees, please see "Item 1. Employees" referred to in this Annual Report on Form 10-KSB.

Develop strategic partnerships and customer relationships

         We are working to establish strategic relationships with leading partners to broaden and accelerate the market acceptance of our technology consulting services and web security solutions. We will strategically target relationships with companies and other organizations that we expect to play a critical role in the future of electronic business. We anticipate that these relationships should help to facilitate broad market acceptance of our solutions.

Pursue selective growth opportunities.

         We intend to grow through both organic expansion, as well as through selected strategic acquisitions that we believe will accelerate product, customer and geographic penetration, as evidenced by our recent acquisitions of WRDC and Logsys. The management team will continue to review the opportunity to make further acquisitions based on a number of key indicators, including: the availability of funding for both acquisition and working capital; a demonstrable track record of the target companies demonstrating specifically rich customer bases and significant repeat revenues; strong technical skills and vertical market knowledge of the target companies, and a high degree of similarity to us of the target companies and potential cross-fertilisation of business opportunities throughout other companies within our group.

Clients

         Following the change in our business plan from security software sales to providing technology consulting services, we have performed professional services for a variety of clients. We are currently focused on serving companies in the following industries: financial services, telecommunications, manufacturing, information technology and health organizations and various UK government departments. For the one-year period ended June 30, 2001, our five largest accounts accounted for approximately 45% of our revenues, with three clients each accounting for more than 10% of our revenues during such period.

         With respect to our primary business, the provision of consulting services, we enter into contracts with our clients on both a time and materials basis and a fixed fee basis. Performing contracts on a fixed fee basis enables us to deliver a solution at a specific price and within the timeframe we have promised to our client. However, our failure to complete our contractual obligations in a manner consistent with the project plan could adversely affect our business, in that we may be required to commit additional resources to complete such a project at an additional, unanticipated cost to us.

Sales and Marketing

         Although we have instituted certain cost-cutting measures that have directly affected our sales and marketing strategy, our overall sales objective has remained constant -- to maximize sales growth, develop a global brand and achieve a global capability by continuing to develop the necessary technology consulting infrastructure and establishing sales channels worldwide.

         With respect to our Consulting and Implementation Business Services Unit, we have attempted to create and sustain preference and loyalty for our services in the field of technology consulting. Our marketing personnel undertake a variety of marketing activities, including sponsoring multi-client events to demonstrate our technological capabilities, media and industry analyst outreach, sponsoring and participating in targeted conferences holding briefings with individual companies that may require our services and publishing our website, www.authoriszor.com (materials contained on our website are not incorporated by reference into this Annual Report on Form 10-KSB).

         We are also seeking to build relationships and strategic alliances with other technology companies and package technology vendors. We believe these relationships will include working jointly on client engagements, evaluating and recommending each companies' technology solutions to potential customers, and training and knowledge transfer regarding each companies' solutions. We believe that by establishing these relationships we will be able to provide better delivery and value to our existing customers and will attract new customers through referrals and other joint engagements.

         With respect to the Authoriszor Technology Business Unit, we intend to develop relationships with other entities to market and sell our product suite and services to those that already have an established route to market. These sales channels can be categorized as follows:

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

         o Product Re-Sellers, Distributors and Sales Agents. The companies and individuals in this category that we seek to work with are, typically, geographically focused and offer local market knowledge and contacts and sales skills;

         o Original Equipment Manufacturers, including Application Development Companies. These companies tend to operate worldwide and embed security solutions into their own product offerings. They tend to offer developed sales channels, established customer bases and brand recognition; and

         o Consultants, Value Added Re-Sellers, Systems Integrators and Worldwide Information Technology Vendors. These are companies and individuals that may sell or recommend some or all of the elements of our product suite to enhance their own solution.

         All of these types of sales channels will assist us by providing access to new geographic areas and markets and the capacity to further penetrate our existing markets.

Acquisitions

         With respect to the terms and conditions of the acquisition of WRDC, on May 8, 2001, we purchased an additional equity interest in WRDC, increasing our ownership interest from 27.2% (25.1% on a fully diluted basis) to 66.4%. We issued approximately 930,000 shares of common stock, paid cash of approximately $1,716,000 and issued 237,000 stock options (fair valued at $248,900) to WRDC employees for the additional equity interest. We committed to issue an additional 195,000 shares of our common stock to the shareholders of WRDC, subject to the realization of certain of WRDC's accounts receivable. Also on this date, we committed to acquire the remaining 33.6% ownership interest in WRDC not already owned by us upon the occurrence of certain events, but in no event later than January 1, 2002. The purchase price for the remaining interest is approximately $3,100,000. We are required to pay approximately $1,564,000 in cash, of which $1,260,000 is in an escrow account, and the remaining portion in common stock. However, in the event that the exchange ratio set forth would require us to issue more than 19.9% of the issued and outstanding shares of our common stock, we will instead pay to the shareholders of WRDC the amount in cash equal to the aggregate market value of the excess shares. Moreover, when we acquire the remainder of shares of outstanding capital stock of WRDC, we may be obligated to make such payment entirely in cash if:

         o we declare, or otherwise seek, or are forced to seek, protection from creditors under the federal bankruptcy laws; or
         o if, after 30 days following the date we are otherwise required to purchase the remaining outstanding shares of capital stock of WRDC, we are not listed on Nasdaq or the OTC Bulletin Board, or otherwise quoted on a public market in North America.

         In connection with the transaction whereby we increased our ownership interest in WRDC, our Board of Directors appointed Garcia Hanson as our Chief Operating Officer. In addition, Mr. Hanson has joined the Board of Directors of Authoriszor Holdings Ltd. and Authoriszor Ltd., and has been appointed as the Operations Director of Authoriszor Ltd. Mr. Hanson will also continue in his capacity as Managing Director of WRDC. For further information concerning the terms and conditions upon which we acquired WRDC, please see our Current Report on Form 8-K/A that was filed with the Securities and Exchange Commission on September 17, 2001.

         With respect to our acquisition of Logsys, our wholly owned subsidiary, Authoriszor Holdings Ltd., initially acquired approximately a 68% interest in Logsys in exchange for a cash payment of approximately $237,000, and, if certain conditions are met, the issuance of 186,453 shares of our common stock. These shares have not currently been issued. In addition, our ownership interest in Logsys has increased to approximately 99.75% of the outstanding capital stock of Logsys as a result of the solicitation by Logsys of holders of its capital stock, other than shares of capital stock already owned by us, to tender their respective shares of capital stock in exchange for cash consideration payable by us at the same price per share as our initial acquisition of capital stock of Logsys. For further information concerning the terms and conditions upon which we acquired Logsys, please see our Current Report on Form 8-K that was filed with the Securities and Exchange Commission on July 16, 2001.

Competition

         The markets for the technology consulting services that we provide are highly competitive. We believe that we currently compete principally with large accounting and consulting firms and systems consulting and implementation firms. We also compete with specialized e-business consulting firms, strategy consulting firms, other package technology vendors and our clients' own internal information systems groups.

         There are relatively low barriers to entry into the professional services market. As a result, new market entrants pose a threat to our business. Existing or future competitors may develop or offer services that are comparable or superior to ours at a lower price, which could have a material adverse effect on our business, financial condition and results of operations.

         We believe that the principal competitive factors in the technology consulting markets include: ability to solve business problems; expertise and talent with advanced technologies; quality and speed of delivery; price of solutions; industry knowledge; and sophisticated project and program management.

         We believe that we compete favorably when considering the factors described above and that our experience in delivering business value to our clients through technology solutions distinguishes us from our competitors.

         The markets for our suite of security products is also highly competitive. We believe that our largest competitors are large corporate organizations that have been in the business of developing security software for some time, in addition to a large number of smaller businesses that specialize in various niches of the security software business.

         We believe that the principal competitive factors in the security software include: the ability to gain market acceptance during the initial stage of development of the software products, the conditions of the software security market during implementation, the ability to enter into strategic partnerships with other vendors that have established routes to market, and the seamless integration of the technology into other compatible software.

         We believe that we have not competed favorably with our competitors with respect to our suite of security software products as a result of the sheer size of the market share commanded by our larger and more well financed competitors, our inability to establish a sufficient number of industry partnerships to leverage our security products, and because our technology offerings were not perceived by the market place as being sufficiently unique or well advanced to demand market attention. As a result, we have shifted our business model to emphasizing a service-oriented approach and to selling modular components of our technology product to organizations that have established sales channels and routes to market.

         We expect to face further competition from new market entrants and possible alliances between competitors in the future. Certain of our current and potential future competitors have longer operating histories, larger client basis, longer relationships with clients, greater name or brand recognition and have significantly greater financial, technical, market and other resources than we do. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in client requirements or to devote greater resources to the development, promotion and sales of their services and products than we can. There can be no assurance that we will be able to compete successfully with existing or new competitors or that competition will not have a material adverse effect on our business, financial condition and operating results.

Intellectual Property Rights

         We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, together with confidentiality procedures and contractual restrictions to establish and protect the proprietary rights in our software and services. However, we will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. In addition, these legal protections only provide us with protection in certain countries. If we litigate to enforce our rights, it would be expensive, divert management resources and may not be adequate to protect our business. Our inability to protect our proprietary technology could have a material adverse effect on our business, prospects, financial condition and results of operations.

         We have five patent applications pending in the U.S. for our Authoriszor product suite. However, because patent applications in the U.S. are confidential, we cannot rule out the existence of earlier-filed patent applications for technology similar or identical to our product suite, or the possibility that another party may first secure patent protection in substantially similar technology. Therefore, we cannot guarantee that our patent applications will be successful. In addition, we have received objections from certain patent offices in the U.S. and UK with respect to our patents, though we believe that we will be able to successfully resolve such objections. We are attempting to extend our patent protection into the UK and other countries pursuant to the processes and procedures provided by the Paris Convention and the Patent Cooperation treaties; however, patent applications for software may be more difficult to obtain in some countries outside the U.S. Patent search reports by the UK Patent Office and the European Patent Office (as the international searching authority), however, indicate that we do not face significant relevant earlier disclosures. Even where patent protection is obtained, we cannot guarantee that third parties will not oppose or otherwise challenge the patents granted. If we do not succeed in securing patents in the U.S., UK and other countries, or if any granted patent is successfully challenged, we may not be able to prevent the manufacturing, use and/or sale of similar products based on the underlying technology by others in that country.

         We have  copyrights on all literary,  artistic and software  aspects of the Authoriszor product suite. In the UK and Australia we have secured registered trademark protection in respect of the key Authoriszor trademarks used for branding. We are in the process of obtaining registered protection for our trademarks in the U.S., the European community and Hong Kong. We are also in the process of implementing confidentiality procedures and contractual provisions to further protect our proprietary rights. Additional protection for the software, documentation and other written materials is afforded by trade secret laws and, in the U.S., by unfair competition laws. In the UK, we are also able to protect our trademarks through common law actions, and we can rely on European anti-competitive legislation in the UK and other European countries to protect aspects of our business beyond that afforded by our registered and pending intellectual property rights. "AUTHORISZOR", "AUTHORISZOR 2000", SZ Logo, "A Logo" and "SECURES THE WEB" are trademarks or registered trademarks of Authoriszor or its subsidiaries in the United States and other countries.

Research and Development

         We believe our future success will depend in large part on our ability to enhance and leverage our technologies. We intend to continue to develop new and innovative solutions to respond to the needs of our customers.

         For the one year period ending June 30, 2001, we incurred approximately $2,500,000, including professional services, in expenses related to research and development. We expect to continue to commit significant resources to our research and development team in the future, including over the course of the next 12 months, although we do not expect expenditures to be as high as they have been during the year ended June 30, 2001.

Employees

         As of September 30, 2001 there were 22 people employed by us on a full-time basis. Of these, 5 employees were primarily involved in research and development, 5 employees were involved in sales and marketing, 9 in general administration and support and 3 engaged in professional services. In addition, we employ 44 employees and 27 employees at WRDC and Logsys, respectively. Each of the employees, with the exception of one based in the U.S. and two based in Switzerland, are located in England. We also employ free-lance consultants from time to time to assist various specific projects.

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

                        Item 2: Description of Properties

Facilities

         Our executive offices are currently located in Harrogate, England. In May, 2001, we subleased the office space of our prior headquarters in Burlington, Massachusetts to Directech, Inc. as a result of the restructuring undertaken by management. The sublease calls for monthly payments to be made to us in the amount of $31,368.75 per month, which is substantially equal to the amount that we paid in monthly rent under our prior lease. In addition, the sublease is effective until April 28, 2005, the length of the original lease that we entered into in May 2000.

         Our headquarters are currently located on the first floor of a leased facility in Harrogate, England consisting of approximately 3,132 square feet of office space. The rent and service charge for this facility is approximately $72,000 per year. We maintain additional UK offices in a 3,174 square foot leased facility in Bradford, England. The rent for these office spaces is approximately $48,000 in the aggregate per year.

         WRDC maintains office space in Leeds England of 2,370 square feet at a rent of $22,450 per annum, and also leases office space in London England, consisting of 2,210 square feet, at a cost of $63,400 per annum.

         Logsys maintains office space in Wokingham, England that consists of 9,400 square feet at a cost of $103,000 per annum.

         In the opinion of our management, our UK properties in Harrogate, London, Leeds, Wokingham and Bradford are adequately covered by insurance.

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

                                     PART II


        Item 5. Market for Common Equity and Related Stockholder Matters

         Our common stock is quoted on the NASDAQ National Market System under the symbol "AUTH." The following table sets forth, for the periods indicated, the range of high and low closing price information per share of our common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                      Closing Price
Calendar Period                                     High ($)   Low ($)
---------------                                     --------   -------

1999
Third Quarter................................         2.00       0.63
Fourth Quarter...............................        17.00       1.31
2000
First Quarter................................        40.88       7.50
Second Quarter...............................        22.50       8.88
Third Quarter................................        11.63       6.44
Fourth Quarter...............................        10.75       1.56
2001
First Quarter................................         2.88       0.94
Second Quarter...............................         1.18       0.44
Third Quarter................................         0.38       0.13

         On October 17, 2001, the closing price of our common stock on the Nasdaq National Market was $0.18 per share.

         As of October 17, 2001, there were 18,456,698 shares of common stock outstanding, held by approximately 407 holders of record.

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

Recent Sales Of Unregistered Securities

         On July 3, 2001, we, through our wholly owned subsidiary, Authoriszor Holdings Ltd., consummated an agreement to initially acquire approximately a 68% interest in Logsys in exchange for a cash payment of approximately $237,000, and, if certain conditions are met, the issuance of 186,453 shares of our common stock to the parent company of Logsys, Logsys Holdings Limited ("Logsys Holdings"). These shares have not currently been issued. In addition, our ownership interest in Logsys has increased to approximately 99.75% of the outstanding capital stock of Logsys as a result of the solicitation by Logsys of holders of its capital stock, other than shares of capital stock already owned by us, to tender their respective shares of capital stock in exchange for cash consideration payable by us at the same price per share as our initial acquisition of capital stock of Logsys.

         The shares of common stock that will be issued to Logsys Holdings will not be registered under the Securities Act, in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act. Logsys was a closely held company, and the acquisition of Logsys by us was a privately negotiated transaction without any general solicitation or advertising in which Logsys Holdings was represented by counsel. Logsys Holdings represented to us that it was a "sophisticated investor" that was acquiring the shares for investment and not with a view towards a public distribution, and further that it had access to all material information concerning us that was necessary to make an informed decision with respect to the transaction. Logsys Holdings also acknowledged that the shares were restricted securities under the Securities Act and were subject to restrictions set forth in Rule 144 thereunder. The share certificates with respect to the shares issuable by us to Logsys Holdings will contain a Rule 144 legend.

          In connection with the acquisition of WRDC, on May 8, 2001, in exchange for certain shares of capital stock of WRDC held by shareholders of WRDC, Garcia Hanson and Brian Edmondson, we issued to our transfer agent irrevocable instructions to issue, in the aggregate, 929,914 shares of common stock to Messrs. Hanson and Edmondson, in addition to consideration in the form of a cash payment. We are also obligated to issue to Messrs. Hanson and Edmondson up to 195,555 additional shares of common stock (the "Contingent Shares"), subject to the realization of certain accounts receivables of WRDC.

         Upon the occurrence of certain events, but in no event later than January 1, 2002, we are obligated to acquire the remaining capital stock of WRDC not then owned by us. Subject to certain exceptions, the consideration payable in connection with the second step of the acquisition will consist of 55% in shares of common stock and 45% in cash; provided, however, that in no event will we be required to issue more than 19.9% of the issued and outstanding shares of common stock as of the date of the initial closing. In the event that the exchange ratio set forth in the acquisition agreements would otherwise require us to issue more than 19.9% of the issued and outstanding shares of common stock, as of the initial closing, whether due to changes in the market price of the Common Stock or currency fluctuations during the interim between the initial closing and the second closing or otherwise, we will instead pay to Messrs. Hanson and Edmondson an amount in cash equivalent to the aggregate market value of the shares of our common stock over the threshold of 19.9% of our outstanding common stock.

         The shares of common stock issued to Messrs. Hanson and Edmondson at the initial closing were, and the Contingent Shares and the shares of common stock issuable to the Messrs. Hanson and Edmondson at the second closing will not be, registered under the Securities Act, in reliance upon an exemption from registration set forth in Section 4(2) of the Securities Act. WRDC was a closely held company, and the acquisition of WRDC by us was a privately negotiated transaction without any general solicitation or advertising in which WRDC and Messrs. Hanson and Edmondson were represented by counsel. Each of Messrs. Hanson and Edmondson who represented to us that he was a "sophisticated investor" who was acquiring the shares for investment and not with a view towards a public distribution, and further that each had access to all material information concerning us that was necessary to make an informed decision with respect to the transaction. Each of Messrs. Hanson and Edmondson also acknowledged that the shares were restricted securities under the Securities Act and were subject to restrictions set forth in Rule 144 thereunder. The share certificates with respect to the shares initially issued to Messrs. Hanson and Edmondson contain, and the share certificates with respect the Contingent Shares and the shares issuable by us at the second closing will contain, a Rule 144 legend.

         On July 21, 2000, we entered into a Consulting Agreement with Edward F. Rogers pursuant to which Mr. Rogers would provide a broad array of financial and other business-related consulting services for us. In accordance with the terms of the Consulting Agreement, a portion of the daily compensation to the paid to Mr. Rogers was comprised of such number of restricted shares of common stock equal to $1,000 per consulting day, which was calculated weekly for the days worked in such week at the last reported sales price of our common stock at the close of business on the last business day of the week in which Mr. Rogers performed such consulting services. The Consulting Agreement with Mr. Rogers expired according to its terms on January 20, 2001.

         Pursuant to the terms of the Consulting Agreement, we issued Mr. Rogers 12,703 shares of common stock. However, in accordance with the terms of the Consulting Agreement, the 12,703 shares cannot be sold or exchanged for a period of 12 months following the expiration of the Consulting Agreement.

         The issuance of these shares was not registered under the Securities Act, are restricted securities under the Securities Act and are subject to the restrictions on transfer set forth in Rule 144 thereunder. The Consulting Agreement with Mr. Rogers was a privately negotiated transaction without general solicitation or advertising with a consultant that was a "sophisticated investor" within the meaning of the Securities Act and who had access to all information  concerning  us that such  consultant  deemed  necessary  to make an informed decision with respect to the Consulting Agreement. The share certificates issued to the consultant contained a legend with respect to the restrictions on transfer of the shares issued pursuant to the Consultant Agreement.

         On May 10, 1996, Starlight Acquisitions, Inc., our predecessor, in accordance with that certain Share Exchange Agreement, dated as of May 10, 1996, received warrants to purchase 100,000 shares of common stock, at an exercise price of $4.00 per share. The warrants were issued to former officers and directors of Starlight in consideration of, among other things, each persons agreement to indemnify our predecessors with respect to certain representations contained in the Share Exchange Agreement. In October 2000, each holder of the warrants exercised his respective warrant to acquire 25,000 shares of common stock for an aggregate of 100,000 shares of common stock. The shares issued upon exercise of the warrants were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act. The Share Exchange Agreement with the holders of warrants was a privately negotiated transaction without general solicitation or advertising with individuals who were "sophisticated investors" within the meaning of the Securities Act and who had access to all information concerning us that such individual deemed necessary to make an informed decision with respect to the Share Exchange Agreement. Upon exercise of the warrants, the share certificates issued to the holders of warrants contained a legend with respect to the restrictions on transfer of the shares.

         On February 18, 2000, we sold 2,727,273 shares of common stock at $11.00 per share. The placement was made pursuant to Regulation S under the Securities Act in the United Kingdom and Europe. The gross proceeds of the placement were $30,000,003. In addition, we granted an option to Beeson Gregory Limited, the placement agent, to purchase 136,363 shares of common stock at an exercise price of $11.00 per share for a term of two years. Beeson Gregory also received a commission of 5% of the total gross proceeds, the reimbursement of certain of its expenses and has been appointed as our financial advisor at an annual advisory fee of approximately $40,000.

         The offering of the securities in the placement was not registered under the Securities Act pursuant to Regulation S, and the shares were not offered, sold, or delivered in the United States or for the account or benefit of any United States Person (as such terms are defined in Regulation S). Such securities may not be reoffered or resold in the United States, among other requirements, absent registration under the Securities Act or pursuant to an applicable exemption from such registration requirements. The share certificate issued to the purchasers in the placement contained a Regulation S legend.

         A Registration Statement on Form S-1 was filed with the SEC under the Securities Act on March 20, 2000, relating to the offer and sale from time to time of shares issued in the Placement by certain purchasers of such shares and certain additional shares from time to time pursuant to an effective registration statement and the prospectus contained therein. The Registration Statement, as amended (the "Registration Statement"), was declared effective by the SEC on May 18, 2000 under the Securities Act. The Registration Statement ceased to be effective on February 16, 2001. We have filed a post effective amendment to the Registration Statement, but it has not been declared effective.

         We issued 120,000 shares of common stock to Nicholas and Ronald Reeves, collectively, as compensation for consulting services rendered beginning in August 1999 and continuing for a six month term thereafter. The issuance of these shares was not registered under the Securities Act. The Reeves' consulting agreement was a privately negotiated transaction without general solicitation or advertising with consultants who represented to us that they were "sophisticated investors" within the meaning of the Securities Act and had access to all information concerning us that each such consultant deemed necessary to make an informed decision with respect to the consulting agreement. Each of the stock certificates issued to the consultants contained a securities legend with respect to the securities restrictions on transfer of the shares.

         On October 6, 1999, we repaid a $41,415 loan from James L. Jackson with $16,566 in cash consideration and 15,000 shares of common stock, at a 20% discount from the then current market price. James Jackson subsequently transferred 7,500 shares of common stock to an assignee. These shares of common stock were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act, as such transaction was privately negotiated between Mr. Jackson and us and did not involve any general solicitation or advertising. In addition, Mr. Jackson, one of our directors and the then principal executive officer of Authoriszor Ltd., our principal operating subsidiary, represented to us that he was a "sophisticated investor" within the meaning of the Securities Act and had access to all information concerning us that he deemed necessary to make an informed decision with respect to the issuance of shares as repayment for his loan. The stock certificate issued to Mr. Jackson contained a securities legend with respect to the securities restrictions on transfer of the shares.

         On July 22, 1999, we issued 4,680,375 shares of common stock in exchange for all of the issued and outstanding shares of capital stock of ITIS Technologies Limited pursuant to a Share Sale Agreement, dated July 22, 1999, by and among David J. Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill (the "ITIS Shareholders") and us. The issuance of the shares of common stock to the ITIS Shareholders was not registered under the Securities Act, in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act. ITIS was a closely held company, and the shares of common stock were issued to the ITIS Shareholders in a privately negotiated transaction without any general solicitation or advertising in which ITIS and the ITIS Shareholders were represented by counsel. The ITIS Shareholders who received shares of common stock represented to us that they were all "sophisticated investors" who were acquiring the shares of common stock for investment and not with a view towards a public distribution, and further that each had access to all material information concerning us that was necessary to make an informed decision with respect to the transaction. Each ITIS Shareholder also acknowledged that there would be restrictions under the Securities Act with respect to the transfer of the shares of common stock received in the transaction. The stock certificates issued to the ITIS Shareholders contained a securities legend with respect to the securities restriction or transfer of the shares.

         On June 9, 1999, we entered into an Agreement of Settlement and Release (the "Settlement Agreement") with Joseph J. Haraoui and related parties to resolve certain disputes relating to the claims agreement (the "Claims Agreement") reached in 1996 with Mr. Haraoui with respect to the acquisition by Mineradora de Bauxita Ltda. ("MBL"), our then principal mining subsidiary, of certain mining claims in the Cuiaba Basin of Brazil. Pursuant to the Claims
Agreement, MBL agreed to acquire from Mr. Haraoui from time to time up to twenty-five (25) claims. By April 1, 1997, Mr. Haraoui had delivered to MBL fifteen (15) claims. Subsequently, there was a dispute between MBL and Mr. Haraoui relating to the claims not then delivered and the amount and nature of the consideration that was to be paid by us to Mr. Haraoui in connection with the delivery of the remaining claims. Pursuant to the terms of the Settlement Agreement, Mr. Haraoui released MBL and certain related parties, including us, from all claims and liabilities relating to the claims. In addition, pursuant to the terms of the Settlement Agreement, Mr. Haraoui delivered to Toucan Mining Ltd. ("TML"), our former subsidiary that owned MBL, one additional claim and agreed to use its best efforts to deliver to MBL six (6) additional claims. The Settlement Agreement acknowledged that Haraoui was entitled to receive, as of April 1, 1997, 210,000 shares of our common stock pursuant to the terms of the Claims Agreement with respect to the fifteen (15) claims delivered by such date. Pursuant to the terms of the Settlement Agreement, TML paid Mr. Haraoui a cash payment of $50,000 and agreed to pay to Mr. Haraoui an additional cash payment of $20,000 for each additional claim that was transferred by Mr. Haraoui to TML, and we issued to Mr. Haraoui an aggregate of 250,000 shares of common stock. This transaction was privately negotiated transaction, and we believe that Mr. Haraoui was a sophisticated investor who had access to all material information concerning us that was necessary to make an informed decision with respect to the transaction and who was acquiring the shares of common stock for investment and not with a view towards public distribution. These shares were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

         On April 27, 1999, we approved the issuance of 300,000 shares of common stock to Roy Williams upon the exercise by Minmet Plc of its option to purchase the outstanding capital stock of MBL as payment of his finder's fee pursuant to his finder's fee agreement with us. These shares were valued for such purpose at $.20 per share, which was the current market price of common stock on the OTC Bulletin Board as of April 27, 1999, the date we approved the issuance. The issuance of the shares of common stock to Roy Williams was not registered under the Securities Act in reliance upon the exemption from registration afforded by
Section 4(2) of the Securities Act. The finder's fee agreement was a privately negotiated transaction without general solicitation or advertising with an individual that was our then largest stockholder and represented to us that he was a "sophisticated investor" within the meaning of the Securities Act and had access to all information concerning us that he deemed necessary to make an informed decision with respect to the finder's fee agreement. The stock certificate issued to Mr. Williams contained a securities legend with respect to the securities restrictions on transfer of the shares.

         On April 27, 1999, we approved the issuance of shares of common stock to the following persons in lieu of paying such persons salary or fees owed to such persons. Such shares of common stock were valued for such purpose at $.20 per share, the price of shares of common stock on the OTC Bulletin Board as of April 27, 1999:

         Name                                                 Number of Shares

         Robert P. Jeffcock                                   250,000
         Robert A. Pearce                                     187,500
         Don Box                                               20,000
         Igor Mousasticoshvily                                 50,000

         These shares were issued pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act, as the issuance of the shares in lieu of payment of fees earned were privately negotiated between each of the aforementioned individuals and us and did not involve any general solicitation or advertising. In addition, each of the above individuals (except Igor Mousasticoshvily ("Mousasticoshvily")) were our directors and each represented to us that he was a "sophisticated investor" within the meaning of the Securities Act and had access to all information concerning us that he deemed necessary to make an informed decision with respect to the issuance of shares in lieu of fees earned. The stock certificate issued to each of these individuals contained a securities legend with respect to the securities restrictions on transfer of the shares.

         In March 1999, we issued to Mousasticoshvily 133,333 shares of common stock pursuant to an exemption from registration under the Securities Act set forth in Section 4(2) as part of the purchase price for certain claims that Mousasticoshvily owned in the Cuiaba Basin of Brazil. The shares of common stock issued to Mr. Mousasticoshvily were exempt from registration under the Securities Act as the payment for such claims was privately negotiated between Mr. Mousasticoshvily and us and did not involve any general solicitation or advertising. In addition, Mr. Mousasticoshvily represented to us that he was a "sophisticated investor" within the meaning of the Securities Act and had access to all information concerning us that he deemed necessary to make an informed decision with respect to the issuance of shares in exchange for his transfer of such claims. The share certificate issued to Mousasticoshvily contained a securities legend with respect to the securities restrictions on transfer of the shares.

             Item 6. Management's Discussion and Plan of Operations

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors that may cause the our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective" and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause the our actual results, performance or achievement to differ materially from our expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements or elsewhere in this report prove not to be accurate; 2) we are unsuccessful in increasing sales through our anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns with respect to our products or services, particularly our fixed price contracts; 4) our inability to obtain financing for general operations including the marketing of our technology consulting services and products, and acquisitions; 5) non-acceptance, generally of our technology consulting services or one or more of our products in the marketplace for whatever reason; 6) our inability to supply any of our technology consulting services or products to meet market demand; 7) generally unfavorable economic conditions that would adversely effect purchasing decisions by purchasers of our technology consulting services or distributors, resellers or consumers of our products; 8) development of a similar competing product at a similar price point; 9) the inability to negotiate a favorable agreement for or to adequately protect our intellectual property; (10) if we experience labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; 11) if the we experience unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or we are adversely affected by problems of our suppliers, shippers, customers or others; (12) our revenues could be negatively affected by the loss of a major client with respect to our technology consulting services;
(13) the inability to keep up with the internet's rapid technological changes, evolving industry standards and changing client requirements; (14) the reorientation of our business model to include providing technology consulting services; and (15) our risk factors as described in the section entitled "Risk Factors" contained in the Registration Statement on Form S-1, declared effective May 18, 2000, as amended, and the Prospectus contained therein, dated May 19, 2000, as supplemented. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

Overview

         In connection with the resignation of our President, Chief Executive Officer and Interim Chief Financial Officer, effective January 31, 2001, our new management team began a detailed review of the business plan and the scalability of our business plan for the future. As a result of a detailed review of the business undertaken, our new management team revised our previous business plan to reduce the focus that had previously been given to sales of our suite of security software and to focus on the delivery of technology consulting services to our customers. Our strategy, therefore, has changed and is now focused on two strategic directions:

         o becoming a full service vendor of consulting, systems integration and systems development services to the e-commerce, security and work flow sectors of the information technology industry; and
         o to a lesser degree, licensing our suite of security products to companies who have an established sales channel and route to market.

         A large majority of our revenue is now derived from business and technology consulting services, and we expect that a our revenue will, to a great degree, continue to be derived from such consulting services in the future. Though we expect to experience growth in our revenues derived from business and technology consulting services, the market for advanced technology consulting skills has declined significantly over the last several months.

         We expect that our revenues will be driven primarily by the number and scope of our client engagements, our professional services headcount, and our ability to appropriately staff those engagements and price our services. For the year ended June 30, 2001, our five largest clients accounted for 45% of our revenues, with three clients each accounting for more than 10% of our revenues during such period. While revenues from any given client will vary from period to period, we anticipate that our top five clients will continue to account for a significant percentage of revenue going forward. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could be adversely impacted.

Results Of Operations

Fiscal Year Ended June 30, 2001 Compared To Fiscal Year Ended June 30, 2000

     Revenues

         Revenues for the year ended June 30, 2001 were $708,477 compared to $121,186 for the year ended June 30, 2000. This increase resulted primarily from consolidating the operations of WRDC following our acquisition of WRDC on May 8, 2001. For the year ended June 30, 2001, our five largest customers accounted for approximately 45% of our revenues. Three individual customers accounted for 16%, 10.8% and 10.6% of our revenues. One customer accounted for approximately 76% of our revenues for the year ended June 30, 2000. No other customer accounted for greater than 10% of our revenues for the years ended June 30, 2001 and 2000.

     Costs of Revenues

         Cost of revenues during the year ended June 30, 2001 increased to $254,048 compared to $6,116 for the year ended June 30, 2000. This increase resulted from a change in revenue mix to lower margin consulting services.

     Operating Expenses

         Administrative expenses consist primarily of salaries and benefits paid to our employees, travel costs incurred by our employees, occupancy and office costs, severance costs associated with the resignation of our former President and Chief Executive Officer and severance costs associated with the termination of UK employees as a result of the implementation of management's new business plan. Administrative expenses for the year ended June 30, 2001 increased to $16.4 million compared to $6.7 million in the year ended June 30, 2000. The increase was attributable to the following expenses:

         o Salary and benefits rose to $7,343,133 for the year ended June 30, 2001 compared to $1,540,127 at June 30, 2000. The increase in primarily a result of our employee headcount increasing to a peak of 74 in February 2001 compared to 41 at June 30, 2000 before it declined dramatically to 23 at June 30, 2001 (excluding WRDC employees);

         o Travel expenses were $1,062,988 in the year ended June 30, 2001 compared to $259,843 a year ago. We continued to open field offices increasing the total to six before deciding to close them in the later part of the fiscal year. Certain of our employees were required to travel extensively in preparation for the opening of various field offices. We also held several Trans-Atlantic sales team meetings during the year. Finally, with the restructuring of our management team in the second half of the fiscal year, extensive travel was required for the new management team from the UK to the U.S. to implement the restructuring initiative;

         o Occupancy and office costs were $1,313,634 for the year ended June 30, 2001 compared to $103,877 a year ago. The increase is primarily a result of twelve months of occupancy in our former company headquarters in the U.S., including one month in fiscal year 2000), two new sales offices in the UK, additional space in an existing UK office and an additional sales office in the U.S;

         o Severance costs associated with the resignation of our President and Chief Executive Officer were $841,754 for the year ended June 30, 2001. There were no such costs a year ago. Effective January 31, 2001, our President and Chief Executive Officer resigned from his various executive officer and director positions with us. This amount represents cash paid to the our former President and Chief Executive Officer excluding $250,000 which is payable in January 2002;

         o Severance costs associated with UK employees was $1,433,677 for the year ended June 30, 2001. There were no such costs a year ago. These costs are associated with the closure of sales offices in December and June and the termination of the respective employees. We also terminated portions of our leased space at our UK corporate offices, along with the employees that occupied that space; and

         o We also incurred costs of $749,000 in connection with the granting of stock options and restricted stock to a consultant and recruiting fees of $610,000, as we steadily increased our employee headcount throughout the first 10 months of the year. We also experienced an increase in our professional fees.


     Marketing and Advertising

         Marketing and advertising expenses were $1,569,869 for the year ended June 30, 2001 compared to $851,856 a year ago. This increase is attributable primarily to costs incurred during the first ten months of the year in setting up additional sales offices, branding of our products through website construction and other promotional activities and hiring new sales and marketing employees.

     Restructuring and Exit Costs

         We incurred restructuring and exit costs of $1,136,601 in the year ended June 30, 2001 as a result of our decision to close our U.S. operations. See Note E to our financial statements.

     Other Income and Expense

         Interest income was $1,056,979 for the year ended June 30, 2001 compared to $611,299 a year ago. The increase is a result of holding larger cash balances for an entire year as a result of the private placement offering completed in February 2000.

         We incurred losses on foreign exchange transactions of $1,774,696 for the year ended June 30, 2001 compared to $94,957 a year ago. The increase in 2001 was due primarily to (i) entering into foreign currency option transactions that resulted in an exchange loss of approximately $500,000, (ii) maintaining the majority of our operating cash at our parent company level in a pound sterling bank account through December 31, 2000, and (iii) making U.S. dollar denominated loans to our UK subsidiary. The British pound has declined against the U.S. dollar throughout the year ended June 30, 2001.

Fiscal Year Ended June 30, 2000 Compared To Fiscal Year Ended June 30, 1999

         We were in the development stage and had no material revenues during this time period.

Financing Management's Plan of Operation

         At the time of the acquisition of Authoriszor Ltd. in July 1999, we had approximately $1,600,000 in cash and other liquid assets, including securities of Minmet. Following the acquisition of Authoriszor Ltd., we sold in the quarter ended September 30, 1999 10.5 million Minmet shares with Minmet's consent at the price of 8 pence (sterling) per share. These transactions resulted in net cash proceeds to the Company of approximately $1,360,000.

         In January 2000, in an effort to raise capital, we reduced the exercise price of certain options to purchase 350,000 shares of common stock from $1.00 to $.66 per share if such stock options were exercised by January 31, 2000. All of such stock options were exercised by January 31, 2000.

         In addition, in January 2000 we sold the stock of our subsidiary Toucan Mining for $809,750 ((pound)500,000) in cash. This transaction was undertaken because of our need to dispose of our mining interests (except for the retained Minmet securities) in a timely fashion to be able to pursue our current business and to facilitate the Regulation S private placement that was being arranged by Beeson Gregory. Prior to the sale, Toucan Mining transferred to us warrants to purchase 7.7 million shares of Minmet at an exercise price of 8 pence (sterling) per share and 2 million Minmet shares. In May 2000, we exercised the warrants and sold the underlying 7.7 million shares of Minmet for sales proceeds, net of the exercise price, of approximately $2,078,000. Subsequently, we have sold the
remaining   Minmet  shares  owned  by  us.

         On February 18, 2000, we sold 2,727,273 shares of common stock at $11.00 per share. The placement was made pursuant to Regulation S under the Securities Act in the United Kingdom and Europe. The gross proceeds of the placement were $30,000,003. In addition, we granted an option to Beeson Gregory Limited, the placement agent, to purchase 136,363 shares of common stock at an exercise price of $11.00 per share for a term of two years. Beeson Gregory also received a commission of 5% of the total gross proceeds, the reimbursement of certain of its expenses and has been appointed as our financial advisor at an annual advisory fee of approximately $40,000.

         Beeson Gregory received a commission of 5% of the total gross proceeds. The Company has also appointed Beeson Gregory as its financial advisor and has agreed to pay Beeson Gregory an annual financial advisory fee of $40,000 ((pound)25,000). The proceeds of the offering, net of commissions payable to
Beeson Gregory and reimbursement of Beeson Gregory's expenses and other expenses, resulted in cash available to the Company of approximately $28,015,000. Pursuant to the applicable placing documents, on March 20, 2000 we filed a Registration Statement under the Securities Act to register the resale of the placement shares and made application to list the Company's common stock on the Nasdaq National Market System. The Registration Statement, as amended, was subsequently declared effective under the Securities Act on May 18, 2000. As of such date, we had incurred a cost of approximately $375,000 in connection with the resale of the Placing Shares and for payment of the Nasdaq listing fee. Thereafter, we incurred additional expenses in connection with the resale of the placement shares under the Registration Statement, including the filing of a Post-Effective Amendment No. 1 to the Registration Statement on Form S-3. In the future we may incur additional costs related to the effectiveness of the Post-Effective Amendment and the resale of the placement shares thereunder. We have used, and expect to continue using, the net proceeds from the placement to provide working capital to the Company and its subsidiaries and to fund strategic investments, acquisitions and research and development.

         Upon completion of the placement, we, through Authoriszor Holdings Limited, acquired 27.2% of the stock of WRDC (25.1% on a fully diluted basis) for an aggregate subscription price of $604,800 ((pound)378,000). In addition, on making the subscription, AHL made a loan in the principal amount of $195,200 ((pound)122,000) to WRDC, repayable (with interest) over a five year period beginning on the second anniversary date of the first drawdown. Authoriszor Ltd. has converted the terms of the existing interest free loan to WRDC in the principal amount of $160,800 ((pound)100,000) to a loan to WRDC with similar terms.

         Prior to changing our business model to the delivery of consulting services, we had intended to grow our internet security software business through the opening of our headquarters in Burlington, Massachusetts, hiring employees in the U.S. and U.K. and recruiting field staff in 6 major cities in the U.S. to provide local sales and technical support to the market place and customer base for our suite of security software products. In addition, we established home office locations in these 6 cities. As of January 31, 2001 our employee headcount stood at 74.

         The Company entered into and announced several contracts with third parties that had agreed to purchase the Company's technologies and/or services. These contracts did not represent material contracts with such third parties in terms of the amount of revenue received by the Company.

         Effective January 31, 2001, our then current President, Chief Executive Officer and Interim Chief Financial Officer resigned the various executive officer and director positions that he had previously held with us and entered into a severance agreement with the Company. As a result, a new management team was appointed to executive positions in the Company. Paul Ayres was appointed the our Chief Executive Officer and President, and Andrew Cussons was appointed our Chief Financial Officer and Secretary. Pursuant to the terms of the severance agreement with our former President and Chief Executive Officer, we have incurred severance costs of approximately $840,000 for the year ended June 30, 2001. This amount represents cash paid or benefits provided to our former President and Chief Executive Officer, including $250,000 that is payable in January 2002 but has been accrued as of June 30, 2001.

         James L. Jackson resigned from his position as Chairman of the Board of Authoriszor Ltd. and from his position as our Vice President and Secretary, effective January 29, 2001, and Ian McNeill stepped down from his position as Chairman of the Board of Authoriszor Holdings Ltd. at that time. Mr. Jackson continues as a member of our Board of Directors, and Mr. McNeill continues as an active consultant to our Board of Directors. We have agreed to continue to pay Mr. Jackson for a period of 12 months following his resignation in accordance with the notice provisions contained in his service agreement with the Company.

         Upon taking office our new management team began a detailed review of our past business plan and the scalability of our business plan for the future. As a result of a detailed review of the business undertaken by the new management team, a series of cost-cutting measures were initiated. On May 8, 2001, as part of a company-wide restructuring designed to fully implement our changed business model, we announced a reduction in our staffing levels to 38 permanent staff, comprised of five employees in the U.S. and 33 employees in the UK, in addition to 51 employees at WRDC. Also, in connection with our restructuring, we closed all of the field offices, consolidating all U.S. operations in the Burlington, Massachusetts office. Subsequently, management made the decision to close the U.S. office, and in May 2001, we entered into a sub-lease agreement with Directech, Inc. to lease the entire office space tht previously functioned as our U.S. headquarters, moving our headquarters to our Harrogate, England office. The sublease calls for payments in an amount that is substantially equal to the amount that we are obligated to pay in rent under our lease that we entered into in May 2000. In addition, the sublease is effective until April 28, 2005, the term of our lease. Management has further reduced the employee headcount to 22 as of September 30, 2001. (excluding 44 employees and 27 employees at WRDC and Logsys). Of these, 5 employees were primarily involved in research and development, 5 employees were involved in sales and marketing, 9 in general administration and support and 3 engaged in professional services. These measures were undertaken to enable the business to operate at more realistic financial levels that were in line with our expected revenues in the future. Moreover, as a result of the restructuring and series of cost-cutting measures imposed, we terminated or failed to renew certain consulting agreements.

         In addition, several executive officers have resigned. Effective May 18, 2001, Barry Jones resigned from his position as Director of Sales and Marketing from Authoriszor Ltd. Effective July 1, 2001, Alec Karys resigned his position as our Vice President-Engineering. The Company has agreed to continue to pay each of these former executive officers for a period of 12 months following their respective resignations in accordance with the notice provisions contained in their respective employment agreements. The severance cost associated with the resignations of Messrs. Jackson, Jones and Karys was approximately $850,000 for the fiscal year ended June 30, 2001.

          We have, therefore, consolidated substantially all of our operations out of our Harrogate, England office, with a view to achieving growth through acquisition, rather than organic growth.

         To this end, on May 8, 2001, we consummated an agreement that increased our ownership of WRDC from 27.1% (25.1% on a fully diluted basis) to 66.4%. At the initial closing, in exchange for certain shares of capital stock of WRDC held by shareholders of WRDC, Garcia

Hanson and Brian Edmondson, we issued, in the aggregate, 929,914 shares of common stock to Messrs. Hanson and Edmondson, and paid them approximately $1.7 million in cash. We are also obligated with respect to the first step of the acquisition to issue to Messrs. Hanson and Edmondson up to 195,555 additional shares of common stock, subject to the realization of certain accounts receivables of WRDC.

         Upon the occurrence of certain events, but in no event later than January 1, 2002, we are obligated to acquire the remaining capital stock of WRDC not then owned by us in a second step transaction. Subject to certain exceptions, the consideration payable in connection with the second step of the acquisition will consist of $1.6 million in cash and the remaining portion in shares of common stock; provided, however, that in no event will we issue more than 19.9% of the issued and outstanding shares of common stock as of the date of the initial closing. In the event that the exchange ratio set forth in the acquisition agreements would otherwise require us to issue more than 19.9% of the issued and outstanding shares of common stock, as of the initial closing, whether due to changes in the market price of the common stock or currency fluctuations during the interim between the initial closing and the second closing or otherwise, we will instead pay to Messrs. Hanson and Edmondson an amount in cash equivalent to the aggregate market value of the shares of our common stock over the threshold of 19.9% of our outstanding common stock. Under the terms of our agreement with WRDC, assuming that the currency exchange rate remains at or near $1.43 per (pound)1.00, and further assuming that the market price of our common stock remains at or near $.18 per share, we may be obligated, upon the consummation of the acquisition of the remaining shares of WRDC we do not already own, we may be obligated to make an additional cash payment to the WRDC shareholders of approximately $1.2 million (such sum is in addition to the cash payment representing 45% of the total consideration payable to WRDC shareholders).

         On July 3, 200, our wholly owned subsidiary, Authoriszor Holdings Ltd., initially acquired approximately a 68% interest in Logsys in exchange for a cash payment of approximately $237,000, and, if certain conditions are met, the issuance of 186,453 shares of our common stock. These shares have not currently been issued. In addition, our ownership interest in Logsys has increased to approximately 99.75% of the outstanding capital stock of Logsys as a result of the solicitation by Logsys of holders of its capital stock, other than shares of capital stock already owned by us, to tender their respective shares of capital stock in exchange for cash consideration payable by us at the same price per share as our initial acquisition of capital stock of Logsys.

         During the fiscal year ended June 30, 2001, we realized $117,000 net proceeds from the sale of Minmet shares. Subsequent to such fiscal year, we sold our remaining Minmet shares and realized $794,000 in net proceeds.

         We have primarily funded our operations from the net proceeds from the private placement of our common stock to investors of approximately $28 million and the proceeds of the sale of Minmet securities. We believe that our existing cash, cash equivalents and short-term investments remaining for such sources will be sufficient to meet our working capital requirements for at least the next 12 months; however, we will likely need additional financing to effectuate any future material acquisitions.

Quantitative and Qualitative Disclosure of Market Risk

         We had market risk exposure with respect to the fluctuation in the value of our investment in the common stock of Minmet Plc. These securities have been classified as available-for-sale, which requires that they be carried at the market price. At June 30, 2001, these securities had a market value of approximately $876,000. Subsequent to June 30, 2001, we sold the remaining shares of Minmet owned by us.

         We have risk related to currency exchange rate fluctuations and a majority of our cash flows will be received in pound sterling. A portion of our cash flows are expected to be received in non-U.S. currencies. In addition, as of June 30, 2001, we had deposited cash in pound sterling denominated accounts in the amount of $10,272,000, including $1,500,000 in restricted cash. A ten (10%) percent fluctuation in currency rates would have a $1,027,200 effect on our stockholders' equity. Also, as of June 30, 2001, there are U.S. dollar denominated loans outstanding from us to our UK subsidiaries of approximately $750,000 that are not of a long-term investment nature. A ten (10%) percent fluctuation in currency rates would have a $75,000 effect on income. Although we may choose to do so in the future, to date, we have not engaged in foreign exchange hedging transactions.

                   ITEM 7. FINANCIAL STATEMENTS AND REPORTS OF
                   INDEPENDENT CERTIFICATE PUBLIC ACCOUNTANTS



                                    CONTENTS


                                                                      Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.....................F-1

CONSOLIDATED FINANCIAL STATEMENTS:

         BALANCE SHEETS................................................F-2

         STATEMENTS OF OPERATIONS......................................F-3

         STATEMENT OF STOCKHOLDERS' EQUITY.............................F-5

         STATEMENTS OF CASH FLOWS......................................F-7

NOTES TO FINANCIAL STATEMENTS..........................................F-9

AUTHORISZOR INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Authoriszor Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of Authoriszor Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authoriszor Inc. and Subsidiaries as of June 30, 2001 and 2000 and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON


Leeds, England

August 3, 2001


AUTHORISZOR INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,        June 30,
                                                                                         2001            2000

            Cash and cash equivalents                                                $ 9,340,029     $27,095,762
            Receivables
              Trade                                                                    1,912,158          42,103
              Interest                                                                   489,783         246,832
              Other                                                                      119,215         188,201
            Prepaid expenses                                                             677,912          76,568
            Restricted cash                                                            1,728,276               -
                                                                                  ------------------------------
            Total current assets                                                      14,267,373      27,649,466

            Investment in securities, available-for-sale                                 875,655       1,992,769
            Property and equipment at cost, net of accumulated depreciation              612,527         681,094
            Restricted cash                                                                    -         408,000
            Note receivable from WRDC                                                          -         336,086
            Investment in WRDC at net cost, adjusted for equity in earnings or
              losses                                                                           -         506,880
            Intangible assets, net of accumulated amortization of $156,660             6,000,252               -
            Other                                                                        233,270          70,643
                                                                                  ------------------------------
                                                                                       7,721,704       3,995,472
                                                                                  ------------------------------
                                                                                      21,989,077      31,644,938
                                                                                  ==============================

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Accounts payable                                                           1,060,688         798,809
            Accrued liabilities                                                        2,915,460         373,033
            Deferred revenue                                                           1,882,387          22,179
            Payable related to WRDC acquisition                                        3,121,292               -
            Current maturities of long term obligations                                   99,304          58,990
            Total current liabilities                                             ------------------------------
                                                                                       9,079,131       1,253,011

            Long term obligations, less current maturities                               127,546         133,442

            Stockholders' equity

            Preferred stock, par value $.01 per share; authorized: 2,000,000 shares; issued:  none

            Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 18,456,698 shares at June 30, 2001
              and 17,414,081 shares at June 30, 2000                                     184,567         174,141
            Additional paid-in capital                                                36,174,317      33,948,976
            Accumulated other comprehensive income
                  Cumulative foreign exchange translation adjustment
                  Unrealized gains on available-for-sale securities                      982,753         195,514
            Accumulated deficit                                                      (24,923,962)     (5,485,215)
                                                                                  ------------------------------
                                                                                      12,782,400      30,258,485
                                                                                  ------------------------------
                                                                                      21,989,077      31,644,938
                                                                                  ==============================
The accompanying notes are an integral part of these financial statements.


AUTHORISZOR INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                       Year Ended June 30,
                                                                                --------------------------------
                                                                                     2001              2000
                                                                               ---------------    -------------

        Revenues                                                                     $ 708,477        $ 121,186
        Cost of revenues                                                               254,048            6,116
                                                                               ---------------    -------------
        Gross profit                                                                   454,429          115,070

        Operating expenses
                 Administrative                                                     16,376,814        6,741,416
                 Marketing and advertising                                           1,569,869          851,856
                 Restructuring and exist costs                                       1,136,601               --
                                                                               ---------------    -------------

                 Total operating expenses                                           19,083,284        7,593,272
                                                                               ---------------    -------------
                 Operating loss                                                   (18,628,855)      (7,478,202)

        Other income (expense)
                 Interest income                                                     1,056,979          611,299
                 Loss on sale of subsidiary                                                 --        (291,448)
                 Gain on sale of investments                                            60,529        1,892,003
                 Loss on foreign exchange transactions                             (1,774,694)         (94,957)
                 Equity in loss of WRDC                                               (29,663)         (45,175)
                 Loss on equipment sales                                             (123,043)               --
                                                                               ---------------    -------------
                 Total other (expense) income, net                                   (809,892)        2,071,722
                                                                               ---------------    -------------
                 Net loss                                                         (19,438,747)      (5,406,480)
                                                                                ===============    =============

                 Weighted average shares outstanding
                          Basic and diluted                                         17,625,101       15,198,167
                                                                                ===============    =============

                 Loss per common share
                          Basic and diluted                                            $(1.10)          $(0.36)
                                                                                ===============    =============



The accompanying notes are an integral part of these financial statements.




AUTHORISZOR INC. AND SUBSIDIARIES



CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                                   Accumulated              Compre-
                                                                     Additional                      Compre-                hensive
                                                 Common stock           paid-in     Accumulated      hensive                  income
                                              Shares      Amount        Capital      deficit     Income (loss)   Total      (loss)
                                              --------------------------------------------------------------------------------------

   Balance at July 1, 1999                        60    $      9   $        -       $  (78,735)   $   2,846   $  (75,880)$
   Recapitalization                       13,747,913     134,821     3,097,172               -            -    3,231,993
   Net proceeds from sale of common stock
      through private placement, net of
      expenses of $2,340,965               2,727,273      27,273    27,631,765               -            -   27,659,038
   Other sales of common stock                17,835       2,828             -               -            -        2,828
   Issuance of common stock upon exercise
      of warrants and options                786,000       7,860       665,940               -            -      673,800

   Issuance of common stock for services     135,000       1,350       612,599               -            -      613,949

   Compensation expense resulting from
      issuance of stock options                   -            -     1,773,500               -            -    1,773,500

   Issuance of stock options for services         -            -       168,000               -            -      168,000

   Comprehensive income (loss):
      Foreign currency translation adjustment                                                -      192,668      192,668    192,668
      Unrealized gain on available-for-sale
      securities                                                                                  1,425,069    1,425,069  1,425,069
      Net loss during the year                                                      (5,406,480)           -   (5,406,480)(5,406,480)
   Total comprehensive loss                                                                                              -----------
                                                                                                                         (3,788,743)
                                          ----------  -----------   -----------     -----------   ----------  ---------- ===========

The accompanying notes are an integral part of these financial statements.


AUTHORISZOR INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (CONTINUED)


                                                                                                Accumulated              Compre-
                                                                       Additional                  Compre-               hensive
                                                  Common stock          paid-in   Accumulated      hensive                income
                                                Shares      Amount      Capital     deficit     Income (loss)   Total     (loss)
                                               ------------------------------------------------------------------------------------

   Balance at June 30, 2000                    17,414,081   174,141   33,948,976  (5,485,215)   1,620,583    30,258,485

   Issuance of common stock upon
      exercise of warrants                        100,000     1,000     399,000            -            -       400,000

   Issuance of common stock for
      services                                     12,703       127      59,873            -            -        60,000

   Issuance of common stock for
      acquisition of WRDC                         929,914     9,299     828,554            -            -       837,853

   Issuance of stock options for
      services                                          -         -     689,014            -            -       689,014

   Issuance of stock options in
      connection with WRDC acquisition                  -         -     248,900            -            -       248,900

   Comprehensive income (loss):
     Foreign currency translation adjustment                                                        787,239     787,239     787,239
     Unrealized losses on avaiable-for-sale
       securities                                                                                  (999,815)   (999,815)   (999,815)
     Reclassification of gains on sale                                                    -         (60,529)    (60,529)    (60,529)
     Net loss during the year                                                    (19,438,747)             - (19,438,747)(19,438,747)
   Total comprehensive loss                                                                                             ------------
                                                                                                                        (19,711,852)
   Balance at June 30, 2001                    ---------- -----------  --------- ------------    ---------- ----------- ------------
                                               18,456,698     184,567 36,174,317 (24,923,962)     1,347,478  12,782,400
                                               ========== ===========  ========= ============    ========== ===========

The accompanying notes are an integral part of these financial statements.

AUTHORISZOR INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                      Year Ended June 30,
                                                                     2001            2000
                                                               ----------------------------------
                                                                      $               $


 Cash flows used in operating activities
  Net loss during the period                                     (19,438,747)      (5,406,480)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Issuance of stock and stock options in exchange for             689,014          781,949
     services
     Non-cash compensation expense                                    60,000        1,773,500
     Equity loss in WRDC                                              29,663           45,175
     Loss on writedown and sale of fixed assets                      596,881                -
     Loss on sale of subsidiary                                            -          291,448
     Gain on sale of investments                                     (60,529)      (1,892,003)
     Depreciation and amortization                                   481,693          101,192
     Changes in operating assets and liabilities
       Receivables                                                  (354,489)        (461,261)
       Prepaid expenses and other assets                            (205,261)        (174,828)
       Accounts payable                                              169,626          780,558
       Accrued liabilities                                         4,376,012          314,396
       Deferred revenue                                               96,312           24,526
                                                                 ------------     ------------
Net cash used in operating activities                            (13,559,825)      (3,821,828)

Cash flows (used in) provided by investing activities
  Proceeds from sale of subsidiary                                         -          809,750
  Acquisition of fixed assets                                       (214,841)        (552,854)
  Sale of investment in securities                                   117,298        4,415,909
  Exercise of warrants                                                     -         (977,608)
  Investment in WRDC, net of cash acquired                        (1,308,598)        (604,800)
  Advances to WRDC                                                         -         (356,000)
  Increase in restricted cash                                     (1,323,362)        (408,000)
                                                                -------------    -------------

Net cash flows (used in) provided by investing
  activities                                                      (2,729,503)       2,326,397
                                                                -------------    ------------

Cash flows provided by financing activities
Payment of long-term obligations                                    (353,504)               -
Proceeds from issuance of common stock                               400,000       28,332,838
Recapitalization
                                                                           -              711
                                                                -------------    ------------

Net cash flows provided by financing activities                       46,496       28,333,549

Effect of exchange rate changes on cash                           (1,512,901)         256,946
                                                                -------------    ------------

Net (decrease) increase in cash and cash equivalents             (17,755,733)      27,095,064

Cash and cash equivalents at beginning of year                    27,095,762              698
                                                                -------------    ------------
Cash and cash equivalents at end of year                           9,340,029       27,095,762
                                                                =============    ============

-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.



AUTHORISZOR INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                                                                      Year Ended June 30,
                                                                     2001            2000
                                                                      $               $

Supplemental  disclosure of cash flow  information:
Cash paid during the period
for:
  Interest                                                      $       25,000   $       1,900
  Income taxes                                                               -               -

Noncash investing and financing activities
Fair value of assets acquired, including cash of 401,960        $    8,843,426   $           -
Cash paid                                                           (1,710,558)              -
Value of stock and stock options issued                             (1,086,756)              -
Commitment of cash and stock for remaining shares of WRDC           (3,121,292)              -
                                                                ---------------  -------------
Liabilities assumed                                             $    2,924,820   $           -
                                                                ==============    ============
-------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.


AUTHORISZOR INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Prior to fiscal year 2001, the Company was in the development stage and presented its financial statements as a development stage company.

NOTE A - NATURE OF BUSINESS

         Authoriszor Inc. and Subsidiaries (the Company) provide technology consulting services and a suite of security software in the e-commerce, security and workflow sectors of the information technology industry internationally.

NOTE B - RECAPITALIZATION TRANSACTION

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

Note C - summary of significant accounting policies

Principles of Consolidation

         The  consolidated   financial   statements  include  the  accounts  and
operations  of  Authoriszor,   Inc.,  and  its  subsidiaries.   All  significant
intercompany accounts and transactions have been eliminated in consolidation.

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

Property and equipment

         Property and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives, using the straight line method. The useful lives range from three to ten years.

         Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

AUTHORISZOR INC. AND SUBSIDIARIES

Cash and Cash Equivalents

         For the purposes of the financial statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

         Restricted cash consists of i) a deposit in the amount of $220,000 maintained as security for a standby letter of credit which matures in April 2002, ii) a deposit in a trust account in the amount of $250,000 to be paid in January 2002 to a former executive as part of a severance agreement and iii) a cash portion of the commitment to purchase the remaining shares in WRDC as discussed in Note D.

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

Loss per share

         The Company computes basic loss per share based on the weighted average number of common shares outstanding. Diluted loss per common share is also based upon the weighted average number of common shares outstanding, because inclusion of stock options and warrants would be antidilutive.

Fair Value of Financial Instruments

         The Company's financial instruments consists of cash, cash equivalents, and trade receivables, for which the carrying amount approximates the fair values because of their short maturity, and investment securities which are carried at market value.

Investment in securities

         At June 30, 2001, the Company held 4,500,000 shares (5,000,000 shares at June 30, 2000) of stock in an Irish publicly traded company, Minmet Plc (Minmet). The Company has classified these equity securities as available-for-sale. Available-for-sale securities are measured at fair value, with net unrealized gains and losses reported in equity. The cost, unrealized gains and fair values of the Company's available-for-sale securities held at June 30, 2001 and 2000, is summarized as follows:

                                                       Gross          Estimated
                                                    Unrealized          Fair
                                         Cost          Gains            Value
                                      -------       ----------        ----------
           June 30, 2000             $567,700       $1,425,069        $1,992,769
           June 30, 2001             $510,930         $364,725          $875,655

Subsequent to June 30, 2001, the Company sold the remaining 4,500,000 shares for approximately $794,000.

AUTHORISZOR INC. AND SUBSIDIARIES

Revenue Recognition

         The Company recognizes revenue in accordance with the provisions of Statements of Position 97-2 and 98-9 issued by the American Institution of Certified Public Accountants. It recognizes revenues from software sales at the time of product shipment, or in accordance with the terms of the licensing contracts, when collectability is probable and the Company has no significant obligations remaining under the licensing agreement. In instances where significant obligations remain, revenue recognition is delayed until such obligations have been satisfied. The Company also provides training, consulting, on-going support and maintenance to certain customers. Revenue from these activities is recognized over the terms of the contract.

Foreign Currency Translation and Transaction Losses

         Assets and liabilities of the Company's subsidiaries are translated at the rate of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into US dollars are included as part of the accumulated other comprehensive income component of stockholders' equity. The Company incurred currency transaction losses of approximately $1,775,000 during the year ended June 30, 2001. The losses are a result of the Company (i) entering into foreign currency option transactions for other than hedging purposes, resulting in exchange losses of approximately $500,000, (ii) maintaining the majority of its operating cash in the U.S. parent company in pound sterling denominated accounts through December 31, 2000, and (iii) making U.S. dollar denominated loans to its subsidiaries. The British pound declined against the US dollar throughout the year ended June 30, 2001. The transaction losses have been reflected in the statement of operations.

Goodwill

         Goodwill which resulted from the WRDC acquisition is being amortized using the straight-line method over a period of ten years.

Stock-Based Compensation

         The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire that stock. Stock options granted to non-employees are recorded at fair value at the time of grant.

Accounting for Impairment of Long-Lived Assets

         The Company evaluates long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of such assets.

New Accounting Standards not yet adopted

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations". This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for

AUTHORISZOR INC. AND SUBSIDIARIES
companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The adoption of SFAS 142 will reduce annual expenses by approximately $600,000. The Company has not yet determined when it will adopt SFAS 142.

Reclassifications

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

NOTE D - ACQUISITIONS

         On February 22, 2000, the Company acquired a 27.2% (25.1% on a fully diluted basis) interest in WRDC Limited (WRDC), a private UK company, for a purchase price of $604,800. The Company has accounted for its 27.2% interest in WRDC under the equity method. The purchase price of WRDC exceeded the Company's proportionate share of the net assets acquired by $584,400, which is being amortized on a straight line basis over ten years. WRDC provides a broad array of strategic services and a number of strategic technologies, such as, electronic messaging, directory services, security architectural and interest technologies, and the combination of these technologies and concepts to its customers.

         On May 8, 2001, the Company purchased an additional equity interest in WRDC, increasing its ownership interest from 27.2% to 66.4%. The Company issued approximately 930,000 shares of common stock, paid cash of approximately $1,716,000 and issued 237,000 stock options (fair valued at $248,900) to WRDC employees for the additional equity interest. The Company committed to issue an additional 195,000 shares of its common stock to the shareholders of WRDC subject to the realization of certain of WRDC's accounts receivable. Also on this date, the Company committed to acquire the remaining 33.6% interest in WRDC upon the occurrence of certain events, but in no event later than January 1, 2002. The purchase price for the remaining interest is approximately $3,100,000. The Company is required to pay approximately $1,564,000 in cash, of which $1,260,000 is in an escrow account, and the remaining portion in common stock. However, in the event that the exchange ratio set forth would require the Company to issue more than 19.9% of the issued and outstanding shares of its common stock, the Company will instead pay to the shareholders of WRDC the amount in cash equal to the aggregate market value of the excess shares. Although the Company has not paid the consideration due for the purchase of the remaining 33.6% interest in WRDC, it has recorded the transaction in the accompanying financial statements because it has a binding obligation. Accordingly, it has recorded a liability as of June 30, 2001 of approximately $3,100,000 to the shareholders of WRDC. The purchase price for the interest acquired in May 2001 exceeded the Company's proportionate share of the net assets acquired by approximately $5,600,000.

         As of May 8, 2001, the Company changed from the equity method to the consolidation method to account for its ownership of WRDC.

NOTE E - RESTRUCTURING AND EXIT CHARGES

Closure of U.S. Headquarters and Operations

         During 2000, the Company established its U.S. Corporate Headquarters in Boston, Massachusetts to facilitate expansion in the U.S. However, the Company was not successful in penetrating the U.S. market. Because of the Company's declining sales, a management reorganization in the third quarter, and the acquisition of WRDC, a European based services provider, a decision was made in the fourth quarter to close the U.S. Headquarters and Operations and establish the corporate headquarters in the UK. As a result of the U.S. closure, the Company has accrued liabilities at June 30, 2001 for severance costs and termination benefits for terminated employees, and lease and other contract obligations. In addition, the Company has written off U.S. assets consisting of leasehold improvements and computer and office equipment with a net book value of $473,838.

         The components of the fourth quarter 2001 charges and the accrued liability at June 30, 2001 are as follows:

AUTHORISZOR INC. AND SUBSIDIARIES

                                                                                                          Accrued
                                                                          Total         Noncash          June 30,
                                                                         charge         portion            2001
                                                                        --------------- --------          ------

           Asset impairments                                          $  473,838      $473,838           $      -
           Employee severance and
                termination benefits                                     559,793            -             559,793
           Leased facilities and related
                termination costs                                        102,970            -             102,970
                                                                        --------           ---            -------

                                                                      $1,136,601      $473,838           $662,763
                                                                       =========       =======            =======

NOTE F - SALE OF SUBSIDIARY

         On January 28, 2000, the Company completed the sale of all of the share capital of Toucan Mining Plc (Toucan Mining) for an aggregate consideration of $809,750 in cash. The sale resulted in a loss of $291,448.

         Prior to the aforementioned sale of Toucan Mining, Toucan Mining transferred to the Company, 2 million shares of Minmet, (the "Minmet Shares") and warrants to purchased 7.7 million shares of Minmet. The Company exercised the 7.7 million warrants in April 2000 and sold the underlying shares in May 2000. The Company received $3,055,000 in proceeds from the sale and recognized a gain of $1,693,000.

NOTE G - COMMITMENTS

Capital leases

         The Company leases office equipment and vehicles under capitalized leases.

                                                                                      June 30,       June 30,
                                                                                          2001           2000
                                                                                             $              $

            Equipment and vehicles                                                      211,333        202,772
            Less accumulated depreciation                                               (87,245)        (5,304)
                                                                                  -------------     -----------
                                                                                        124,088        197,468
                                                                                  =============     ===========


Operating leases

         The Company leases office space, vehicles and equipment under operating
lease   agreements   which  expire  through  May  2009.   Rent  expense  totaled
approximately $681,000 the year ended June 30, 2001 ($103,000 in 2000).

         The future minimum rental commitments under operating leases as of June 30, 2001 are as follows:

AUTHORISZOR INC. AND SUBSIDIARIES

                                                               Vehicles and
                                              Office space        equipment
            Period ending June 30,                       $                $

            2002                                   667,800           59,900
            2003                                   590,800           27,800
            2004                                   547,800           27,800
            2005                                   501,400           27,800
            2006                                   156,000           27,800
            Thereafter                             262,000                -
            Less sublease rentals               (1,475,800)               -
                                            ---------------  ---------------
                                                 1,250,000          171,100
                                            ===============  ===============

         In May 2001, the Company began subleasing the office space of its prior U.S. headquarters. The sublease calls for monthly payments in the amount of $31,400 per month through April 2005, which is equal to the monthly payments and term of the underlying lease.

         The leases generally provide that property taxes, insurance and maintenance expenses are obligations of the Company.

Chief Executive Officer Severance Obligation

         On January 31, 2001, the Company's Chief Executive Officer resigned. The Executive and representatives of the Board of Directors negotiated the terms of a Severance and Release Agreement (the "Severance Agreement") with the Executive.

         In accordance with the terms of the Severance Agreement, the Company agreed to pay the Executive $842,000 in January 2001. The balance due of $250,000 has been accrued at June 30, 2001.

NOTE H - ACCRUED LIABILITIES

                                                       June 30,      June 30,
                                                           2001          2000
                                                              $             $

Accrued compensation and other                        1,596,770        209,160
Accrued restructuring and exit costs                    662,763              -
Taxes other than income                                 243,718        157,061
Other                                                   412,209          6,812
                                                      ----------     ---------
                                                      2,915,460        373,033
                                                      ==========     =========

AUTHORISZOR INC. AND SUBSIDIARIES


NOTE I - LONG TERM OBLIGATIONS

                                                                             June 30,   June 30, 2000
                                                                                 2001
                                                                                    $               $


Note payable to a finance  company,  with interest at 2% above lenders base rate (5.25% at June 30, 2001), collateralized by substantially
all of WRDC's assets, due in monthly installments of $3,965 through             12,611              -
September 2001
Note payable to a finance company, with interest at 2.5% above lenders base rate (5.25% at June 30, 2001) collateralized by substantially all
of WRDC's assets, due in monthly installments of $3,200 through                 89,174              -
November 2003
Capital lease obligations due through November 2003                            125,065        192,432
                                                                               226,850        192,432
Less current maturities                                                         99,304         58,990
                                                                           -----------    -----------
                                                                               127,546        133,442
                                                                           ===========    ===========


NOTE J - STOCK OPTIONS, WARRANTS AND STOCK BASED COMPENSATION

Stock and Stock Options

         The Company's 1999 Stock Plan (the 1999 Plan) provides for grants of options up to 1,000,000 shares of common stock, and the 2000 Stock Plan (the 2000 Plan) provides for grants of options up to 1,700,000 shares. Pursuant to the Plans, the Company may grant Incentive Stock Options to any employee or officer of the Company or of any subsidiary of the Company, and may grant Non-qualified Stock Options to any person eligible to receive Incentive Stock Options, and also to directors, consultants or advisors of the Company or its subsidiaries. As of June 30, 2001, there were 775,284 options available for grant.

         In July 2000, the Company entered into a six-month consulting agreement with an individual. In accordance with the terms of the agreement, the individual agreed to provide a minimum of 10 days per month of consulting services for the Company at the rate of $3,000 per day. The daily compensation paid to the individual was comprised of $2,000 in cash and such number of restricted shares of the Company's common stock equal to $1,000 per consulting day, calculated weekly for the days worked in such week at the last reported sales price of the Company's common stock at the close of business on the last business day of the week in which the individual performed the consulting services. In January 2001, the Company issued 12,703 shares of stock to the consultant for his services. The market value of the shares earned ($60,000) under the agreement has been charged to expense. In addition, the individual received an option to purchase 100,002 shares of Company common stock. The options vested on a monthly pro-rata basis and are exercisable over a three-year period. The options granted have an exercise price of $7.75 per share, which was the market price of the stock on the date of grant. The options granted were recorded by the Company at fair value resulting in an accounting charge of approximately $689,000 for the year ended June 30, 2001.

         The Company also  recorded  expense in the year ended June 30, 2000 for
(1) 80,000 options granted to consultants (charge of $168,000 based on fair value) and (2) 476,000 options granted to employees at less than market (charge of $79,500 based on intrinsic value). In February 2000, the Company issued 136,364 options for fees in connection with the private placement of common stock.

         There were options outstanding at the time of the recapitalization transaction discussed in Note B. At that date, Toucan Gold Corporation (Toucan) had 350,000 employee options outstanding to purchase common stock at $1.00 per share. In January 2000, the Company offered an exercise incentive to the then President and a current director of the Company holding 200,000 options along

AUTHORISZOR INC. AND SUBSIDIARIES
with three other individuals holding 150,000 options by reducing the exercise price from $1.00 to $0.66 per share. The Company recorded compensation expense of $1,694,000. Each of the 350,000 options was exercised in January 2000.

         The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Had compensation cost for stock options granted to employees been determined consistent with SFAS 123, the Company's net loss and loss per share would have been the following pro forma amounts:


                                                 June 30, 2001     June 30, 2000
                                                             $                 $
Net loss as reported                               (19,438,747)      (5,406,480)
Net loss - proforma                                (23,142,163)      (6,859,975)
Loss per share-basic and diluted as reported             (1.10)           (0.36)
Loss per share - proforma                                (1.31)           (0.45)

         The fair value of these options were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 196% - 207%; average risk-free interest rate of 5.6 to 6.3 percent; average expected life of 3.7 - 5 years. Dividends were assumed not to be paid during the terms of the options. Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Management believes the best assumptions available were used to value the options and warrants and the resulting values are reasonable.

         Following is a summary of stock option activity including grants outside of the Plans:


                                                                                                   Weighted
                                                                                                   average       Weighted
                                                                                Exercise           exercise       Average
                                                           Options                price              price       fair value
                                                              $                     $                  $             $


           Outstanding at July 1, 1999                                 -                    -               -            -
           Toucan Gold Corporation employee options
           outstanding at July 22, 2000                          350,000                 1.00            1.00          .23
           Granted to employees:
              Exercise price equals market price at
              date of grant                                      853,714           2.00-10.31            6.51         6.40
              Exercise price exceeds market price
              at date of grant                                   125,000                 2.50            2.50         1.52
              Exercise price is less than market
              price at date of grant                             476,000            1.00-7.10            2.62         3.05
            Exercised                                           (350,000)                 .66             .66          .66

           Granted to non employees:
              Exercise price equals market at date
              of grant                                           136,364                11.00           11.00         7.90
              Exercise price is less than market at
              date of grant                                       80,000            1.00-3.00            2.00         2.10
                                                      ---------------------
           Outstanding at June 30, 2000                        1,671,078                                 4.85         4.84
                                                      ---------------------
           Granted to employees:
               Exercise price equals market price
               at date of grant                                1,602,500           1.01-22.50            6.17         5.90
               Exercise price exceeds market price
               at date of grant                                  572,000           1.01-10.13            5.92         5.59
            Forfeited                                         (1,004,500)          1.50-22.50            7.13         7.34
           Granted to non-employees:
               Exercise price equals market at date
               of grant                                          100,002                 7.75            7.75         6.89
           Outstanding at June 30, 2001               ------------------                                 4.97         4.95
                                                               2,941,080
                                                      ==================
           Exercisable at June 30, 2000                          616,364                                 2.00         2.10
           Exercisable at June 30, 2001                        1,767,917                                 3.52         3.20




AUTHORISZOR INC. AND SUBSIDIARIES


         Following is additional information regarding stock options outstanding at June 30, 2001

                                       Outstanding                                              Exercisable
            -----------------------------------------------------------------       ------------------------------
                                                   Weighted       Weighted                             Weighted
               Range of                             average        average                              average
               exercise           Number          remaining       exercise                 Number      exercise
               prices        outstanding   contractual life          price            exercisable         price


             1.00-1.75         1,042,000              6.3               1.27              1,002,000         1.25
             2.00-5.03           406,214              5.6               2.83                268,249         2.39
             6.75-7.75           725,002              7.5               7.05                350,002         7.32
             8.75-22.50          767,864              5.5              10.24                147,666        10.95
                            ------------                                              -------------
                               2,941,080                                                  1,767,917
                            ============                                              =============



Warrants

         At July 22, 1999, the date of the  recapitalization  transaction  (Note
B), Toucan had 533,333 outstanding warrants issued in connection with sales of common stock, to purchase common stock at $1.50 per share. In December 1999, the Company needed capital and offered an incentive to parties holding the warrants by reducing the exercise price from $1.50 to $1.00. Warrants to purchase 436,000 shares of common stock were exercised during December 1999. The remaining 97,333 warrants expired during 2001.

         There are also warrants outstanding as a result of a recapitalization transaction involving Toucan's predecessor. These warrants were issued on May 10, 1996 to purchase 100,000 shares of the Company common stock at an exercise price of $4.00 per share. The holders of these warrants have certain piggy-back registration rights with rights to the shares of the Company's common stock underlying the warrants. All of these warrants were exercised during 2001.

NOTE K - INCOME TAXES

         At June 30, 2001, the Company has a net operating loss carryforward of approximately $24,000,000 available to offset future taxable income. Deferred tax assets consist primarily of the net operating loss carryforward. Deferred tax liabilities are not significant.

         The Company's net deferred tax asset of approximately $8,000,000 has been offset by a valuation allowance of an equal amount at June 30, 2001, due to the uncertainty of realizing the net deferred tax asset through future operations. Utilization of net loss carryforwards in the future may be limited if changes in the Company's stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code.

NOTE L - MAJOR CUSTOMERS

        Three individual customers accounted for 16%, 10.8% and 10.6% of the Company's revenues for the year ended June 30, 2001. No other customer accounted for greater than 10% of revenues. One customer accounted for 76% of revenues for the year ended June 30, 2000. No other customer accounted for greater than 10% of revenues.


NOTE M - BUSINESS SEGMENTS AND FOREIGN OPERATIONS

         The Company has two reportable segments: Consulting and Implementation Services and Technology Business. The Consulting and Implementation Services segment provides functional business solutions and e-business transformation services incorporating business processes and interest technologies. The Technology Business segment sells security software and solutions designed to secure corporate information while enabling businesses to provide secure access to their corporate website and applications and to conduct secure communications over computer networks and the internet.

AUTHORISZOR INC. AND SUBSIDIARIES

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company measures segment profit or loss as operating income (loss). The Company does not allocate expenditures for assets on a segment basis for internal management reporting and, therefore, such information is not presented. Information on segments is as follows:



                                                                          June 30, 2001
                                              ---------------------------------------------------------------------
                                                    Consulting
                                                           And
                                                Implementation         Technology     Unallocated
                                                      Services           Business       Corporate            Total
                                                 -------------         ----------    ------------          -------


         Revenue                                    $ 647,658           $   60,819        $     -         $ 708,477
         Depreciation and amortization                 33,234              197,566         250,893          481,693
         Operating loss                               135,997            8,330,113      10,162,745       18,628,855
         Assets                                    $2,433,527          $10,388,517      $9,167,033      $21,989,077




                                                                          June 30, 2000
                                              ---------------------------------------------------------------------

         Revenue                                     $     -             $ 121,186            $ -         $ 121,186
         Depreciation and amortization                     -                93,390           7,802          101,192
         Operating loss                                    -             5,018,078       2,460,124        7,478,202
         Assets                                       $    -           $ 5,734,290     $25,910,648      $31,644,938



                     Information  regarding  foreign  operations  for the  years ended June 30, 2001 and 2000 follows. Sales are attributed to countries based upon the location of the customer.


                                                                                               Year ended June 30,
                                                                                           2001               2000
                                                                                          ------             ------

         Revenue
               United States                                                           $      -           $      -
               United Kingdom                                                            708,477            121,186
                                                                                        --------           --------

                                                                                       $ 708,477          $ 121,186
                                                                                        ========           ========

         Long-lived assets
               United States                                                          $6,000,252          $ 805,647
               United Kingdom                                                            612,527            382,326
                                                                                        --------           --------

                                                                                      $6,612,779         $1,187,973
                                                                                       =========          =========


NOTE N - SUBSEQUENT EVENT

         In September 2001, the Company, though its wholly-owned subsidiary Authoriszor Holdings Ltd. ("AHL"), acquired approximately 99.8% of the outstanding capital stock of Logsys Solutions Limited, a company incorporated in the United Kingdom ("Logsys"), and a subsidiary of Logsys Holdings Limited ("LHL") for cash of approximately $396,000. In addition, the Company is obligated to issue to LHL up to 186,453 shares of common stock subject to the realization by Logsys of certain outstanding trade debt receivables and certain itemized works in progress identified by Logsys.

                    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have no disagreements on accounting or financial disclosure matters with its independent accountants to report under this Item 8.

                                    PART III


           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

         Information contained under the captions "Election of Directors" in the Proxy Statement is incorporated herein by reference in response to this Item 9.

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

         (b)      Financial Statement Schedules:
                  -----------------------------

                  All schedules have been omitted as the information is not required for small business issuers.

        (c)      Exhibits:
                 --------

         The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

   Exhibit No.                 Description


       2.1        Agreement and Plan of Merger,  dated July 29, 1996,  and among
                  Toucan  Gold  Corporation  and  Starlight  Acquisitions,  Inc.
                  (incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 2.1).
       2.2        Share  Exchange  Agreement,  dated May 10, 1996,  by and among
                  Starlight   Acquisitions,   Inc.  and  Toucan  Mining  Limited
                  (incorporated by reference from the Current Report on Form 8-K dated May 13, 1996, Exhibit 2).
       2.3(4)     Share Sale Agreement  regarding ITIS Technologies  Ltd., dated
                  July 22,  1999,  by and among David J.  Blanchfield,  James L.
                  Jackson,  David R. Wray,  Barry Jones,  Ian McNeill and Toucan
                  Gold Corporation. (Exhibit 10.1)
       2.4(12)    Stock  Purchase  Agreement,  dated as of May 8,  2001,  by and among  Authoriszor  Inc.,  Authoriszor  Holdings  Ltd. and the
                  Shareholders named therein (Exhibit 2.1).
       2.5(12)    Subscription Agreement,  dated as of May 8, 2001, by and among
                  Authoriszor Inc.,  Authoriszor Holdings Ltd., WRDC Limited and
                  the Shareholders named therein (Exhibit 2.2).
       2.6(12)    Articles of  Association  of WRDC Limited,  dated as of May 8,
                  2001 (Exhibit 2.3).
       2.7(12)    Deed of  Mortgage,  dated as of May 8,  2001,  by and  between
                  Authoriszor Inc.,  Garcia Hanson and Brian Edmondson  (Exhibit
                  2.4)
       2.8(14)    Stock  Purchase  Agreement,  dated as of July 3, 2001,  by and among  Authoriszor  Holdings Ltd., Logsys Holdings Limited and
                  Stewart Leslie Ashton (Exhibit 2.1)
       3.1        Certificate of Incorporation of Toucan Gold Corporation  filed on July 22, 1996 with the  Secretary  of State of the State of
                  Delaware (incorporated by reference from the Current Report on
                  Form 8-K dated July 29, 1996, Exhibit 4.1).
       3.2        Amendment to our Certificate of Incorporation  filed on August
                  25,   1999,   with  the   Secretary   of  State  of   Delaware
                  (incorporated  by  reference to our  Quarterly  Report on Form
                  10-QSB for the quarter ended September 30, 1999, Exhibit 3.1)
       3.3(13)    Bylaws of Authoriszor Inc., as amended March 21, 2001 (Exhibit
                  3.1).
       4.1(3)     Option Agreement,  dated September 27, 1997, by and between L.
                  Clark  Arnold and Toucan  Gold  Corporation  (incorporated  by reference to Exhibit 10.2 to our Annual  Report on Form 10-KSB
                  for the period ended December 31, 1997)
       4.2(3)     Amendment  Number One to Stock Option  Agreement,  dated as of
                  April 27, 1999, by and between L. Clark Arnold and Toucan Gold
                  Corporation (Exhibit 4.2)
       4.3(3)     Amended and Restated Stock Option Agreement, dated as of April
                  1, 1999,  by and between  Robert P.  Jeffcock  and Toucan Gold
                  Corporation (Exhibit 4.4)
       4.4(3)     Option  Agreement,  dated  February  2, 1998,  by and  between
                  Robert A. Pearce and Toucan Gold Corporation  (incorporated by reference to Exhibit 10.4 to our Annual  Report on Form 10-KSB
                  for the period ended December 31, 1997)
       4.5(3)     Amendment  Number One to Stock Option  Agreement,  dated as of
                  April 27,  1999,  by and  between  Robert A. Pearce and Toucan
                  Gold Corporation (Exhibit 4.6)
       4.6(3)     Amended and Restated Stock Option Agreement, dated as of April
                  1, 1999,  by and  between  David  Carmichael  and Toucan  Gold
                  Corporation (Exhibit 4.8)
       10.1(1)    Warrant Agreement,  dated July 29, 1996, by and between Toucan
                  Gold Corporation and R. Haydn Silleck (Exhibit 10.1).
      10.2(1)     Warrant  Agreement  dated July 29, 1996, by and between Toucan
                  Gold Corporation and John B. Marvin (Exhibit 10.2).
       10.3(1)    Warrant  Agreement  dated July 29, 1996, by and between Toucan
                  Gold Corporation and Peter S. Daley (Exhibit 10.3).
       10.4(1)    Warrant  Agreement  dated July 29, 1996, by and between Toucan
                  Gold Corporation and Jay Lutsky (Exhibit 10.4).
       10.5(2)    Agreement for the sale and purchase of the whole of the issued share  capital of Anagram  Limited,  dated  December  3, 1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and
                  Minmet Plc (Exhibit 10.1).
       10.6(2)    Supplemental  Agreement,  dated  December 3, 1998 among Toucan
                  Mining Limited,  Toucan Gold Corporation,  Inc. and Minmet Plc
                  (Exhibit 10.2).
       10.7(2)    Option Agreement  Regarding  Mineradora De Bauxita Ltda, dated
                  December 3, 1998,  among Toucan  Mining  Limited,  Toucan Gold
                  Corporation, Inc. and Anagram Limited (Exhibit 10.3).
       10.8(2)    Agreement  for the  purchase of the whole of the issued  share capital of Mineradora de Bauxita Ltda,  dated December 3, 1998 among Toucan Mining Limited, Toucan Gold Corporation, Inc. and
                  Anagram Limited (Exhibit 10.4).
       10.9(2)    Form of Minmet Plc Warrant Instrument (Exhibit 10.5).
       10.10(4)   Deed of Indemnity,  dated July 22, 1999, by and among David J.
                  Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian
                  McNeill and Toucan Gold Corporation. (Exhibit 10.2)
       10.11(4)   Letter of  Appointment,  dated July 22,  1999,  by and between
                  David J. Blanchfield and ITIS Technologies Ltd. (Exhibit 10.3)
       10.12(4)   Letter of  Appointment,  dated July 22,  1999,  by and between
                  James L. Jackson and ITIS Technologies Ltd. (Exhibit 10.4)
       10.13(4)   Letter of  Appointment,  dated July 22,  1999,  by and between
                  David R. Wray and ITIS Technologies Ltd. (Exhibit 10.5)
       10.14(4)   Engagement  Letter,  dated July 22,  1999,  by and between CCM
                  Ventures Ltd. and ITIS Technologies Ltd. (Exhibit 10.7)
       10.15(4)   Engagement Letter,  dated July 22, 1999, by and between Robert
                  Jeffcock and Toucan Gold Corporation. (Exhibit 10.8)
       +10.16     Consulting Agreement,  dated September 23, 1999 by and between
                  Sir Malcolm  Rifkind and  Authoriszor  Ltd.  (incorporated  by reference  to our  Quarterly  Report  on Form  10-QSB  for the
                  quarter ended September 30, 1999, Exhibit 10.9)
       +10.17(5)  Executive Employment  Agreement,  dated as of January 1, 2000, by and  between  Authoriszor  Inc.  and  Richard A.  Langevin.
                  (Exhibit 10.1)
       +10.18(5)   Authoriszor Inc. 1999 Stock Plan. (Exhibit 10.2)
       +10.19(7)  Form of  Agreement  under the 1999 Stock Plan and  Schedule of
                  Agreements
       +10.20(5)  Agreement,   dated   November   12,   1999,   by  and  between
                  Authoriszor Inc. and Raymond G. H. Seitz (Exhibit 10.4)
       +10.21(5)  Consulting  Agreement,   dated  September  23,  1999,  by  and
                  between  Authoriszor  Inc.  and Sir Malcolm  Rifkind  (Exhibit
                  10.5)
       +10.22(5)  Stock Option  Agreement,  dated as of September  23, 1999,  by and between Authoriszor Inc. and Sir Malcolm Rifkind. (Exhibit
                  10.6)
       10.23(5)   Placing Agreement,  dated as of January 28, 2000, by and among
                  Authoriszor Inc., Beeson Gregory Limited and certain Directors of Authoriszor Inc. (Exhibit 10.7)
       10.24(5)   Supplemental Placing Agreement,  dated as of February 9, 2000, by and among  Authoriszor  Inc.,  Beeson  Gregory  Limited and certain Directors of Authoriszor Inc. (Exhibit 10.8)
       10.25(5)   Registration Rights Agreement, dated February 16, 2000, by and between Authoriszor Inc. and Beeson Gregory Limited.  (Exhibit
                  10.9)
       10.26(5)   Lock-up   Agreement,   dated   January   2000,  by  and  among
                  Authoriszor Inc., Beeson Gregory Limited and Raymond Seitz and
                  others. (Exhibit 10.10)
       10.27(5)   Deed of Covenant,  dated as of February 22, 2000, by and among
                  Authoriszor  Holdings Ltd.,  WRDC Limited and certain  persons named in Schedule 1 to the Deed. (Exhibit 10.11)
       10.28(5)   Shareholders' Agreement,  dated as of January 27, 2000, by and
                  among   Authoriszor   Holdings   Ltd.,   WRDC   Limited,   the
                  shareholders of WRDC Limited and Authoriszor Inc., relating to
                  WRDC Limited. (Exhibit 10.12)
       10.29(5)   Letter  Agreement,  dated  February 22,  2000,  by and between
                  Authoriszor  Holdings Ltd. and WRDC Limited  regarding  credit facility. (Exhibit 10.13)
       10.30(5)   Letter  Agreement,  dated  February 22,  2000,  by and between
                  Authoriszor  Holdings Ltd. and WRDC Limited  regarding  credit facility. (Exhibit 10.14)
       10.31(6)   Share Sale  Agreement,  dated as of January 28,  2000,  by and between  Authoriszor  Inc.  and Golden  Ridge  Group  Limited.
                  (Exhibit 2.1)
       +10.32(7)  Stock Option Agreement,  dated as of January 1, 2000,  between
                  Authoriszor Inc. and Richard A. Langevin (Exhibit 10.33).
       +10.33(7)  Stock Option Agreement,  dated as of January 1, 2000,  between
                  Authoriszor Inc. and Richard A. Langevin (Exhibit 10.34).
       +10.34(7)  Stock Option Agreement,  dated as of January 1, 2000,  between
                  Authoriszor Inc. and Richard A. Langevin (Exhibit 10.35)
       +10.35(7)  Stock Option Agreement,  dated as of January 1, 2000,  between
                  Authoriszor Inc. and Richard A. Langevin (Exhibit 10.36).
       +10.36(7)  Stock Option Agreement,  dated as of November 1, 1999, between
                  Authoriszor Inc. and Raymond Seitz (Exhibit 10.37).
       10.37(7)   Lease  Agreement,   dated  as  of  April  28,  2000,   between
                  Authoriszor  Inc.  and  Massachusetts  Mutual  Life  Insurance
                  Company (Exhibit 10.38).
       10.38(7)   Consulting   Agreement,   dated  as  of  April  2000,  between
                  Authoriszor Inc. and Fred Sawin (Exhibit 10.39).
       10.39(7)   Employment  Agreement,  dated as of March  15,  2000,  between
                  Authoriszor Inc. and Ed Vasko (Exhibit 10.40).
       10.40(8)   Consulting Agreement,  dated July 1, 2000, between Authoriszor
                  Inc. and Commercial Technology Ltd (Exhibit 10.40).
       10.41(8)   Reimbursement   Agreement,   dated   September  28,  2000  and
                  effective as of October 1, 1999, between  Authoriszor Inc. and
                  Authoriszor Ltd. (Exhibit 10.41).
       +10.42(9)  Letter  Agreement,   dated  as  of  September  30,  2000,  and
                  executed as of October 31,  2000,  by and between  Authoriszor
                  Inc. and Godfrey S. Shingles (Exhibit 10.1).
       +10.43(9)  Letter of  Employment,  dated October 16, 2000, by and between
                  Authoriszor Inc. and Alec P. Karys (Exhibit 10.2).
       +10.44(9)  Letter of  Employment,  dated  October 4, 2000, by and between
                  Authoriszor Inc. and Paul Ayres (Exhibit 10.3).
       10.45(9)   Consulting  Agreement,  dated July 21,  2000,  by and  between
                  Authoriszor Inc. and Edward F. Rogers (Exhibit 10.4).
      +10.46(10)  Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan.
       +10.47(7)  Letter  of  Employment,  dated  May 1,  2000,  by and  between
                  Authoriszor Inc. and Fred Sawin (Exhibit 10.39)
       +10.48(11) Severance  and Release  Agreement,  dated as of January 29,
                  2001, by and between Authoriszor Inc. and Richard A. Langevin.
       +10.49(11) Stock Option Agreement, dated as of January 31, 2000, by and between Authoriszor Inc. and Richard A. Langevin.
       +10.50(12) Service  Agreement,  dated as of May 8,  2001,  by and among
                  Authoriszor  Inc.  and  Garcia  Hanson.  Form of Stock  Option
                  Agreement,  dated  as of  May 8,  2001,  by  and  between  the
                  Authoriszor  Inc.  and  each  of the  former  holders  of WRDC
                  Options (Exhibit 10.1).
       +10.51(12) Form of Stock Option Agreement,  dated as of May 8, 2001, by and  between  the  Authoriszor  Inc.  and  each of the  former holders of WRDC Options (Exhibit 10.2).
       10.52+     Sublease  Agreement,  effective  as of  July 1,  2001,  by and between Authoriszor Inc. and Directech, Inc.
       +10.53+    Stock Option  Agreement,  dated as of October 7, 2000,  by and between Authoriszor Inc. and Paul Ayres.
       +10.54+    Stock Option  Agreement,  dated as of October 16, 2000, by and between Authoriszor Inc. and Alec Karys.
       +10.55+    Stock Option Agreement,  dated as of November 10, 2000, by and between Authoriszor Inc. and Don Box.
       +10.56+    Stock Option  Agreement,  dated as of October 18, 2000, by and between Authoriszor Inc. and Geoff Shingles.
       +10.57+    Form of Stock Option Agreement by and between Authoriszor Inc.
                  and various  employees  with respect to the  Authoriszor  Inc.
                  2000 Omnibus Stock and Incentive Plan.
       +10.58+    Stock Option  Agreement,  dated as of February 9, 2001, by and between Authoriszor Inc. and Paul Ayres.
       +10.59+    Stock Option  Agreement,  dated as of February 9, 2001, by and between Authoriszor Inc. and Andrew Cussons.
       +10.60+    Stock Option  Agreement,  dated as of February 9, 2001, by and between Authoriszor Inc. and Alec Karys.
       23.1+      Consent of Grant Thornton


-----------------

+        Filed herewith.
+        Compensation plan, benefit plan or employment contract or arrangement.
(1) Incorporated by reference to the exhibit shown in parenthesis included in our Annual Report on Form 10-KSB for the period ended December 31, 1996, filed by us with the Securities and Exchange Commission.
(2) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed January 5, 1999 by us with the Securities and Exchange Commission.
(3) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 10, 2000.
(4) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed by us with the Securities and Exchange Commission on August 6, 1999.
(5) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.
(6) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K, filed by us on February 14, 2000 with the Securities and Exchange Commission.
(7) Incorporated by reference to the Exhibit shown in parenthesis from our Registration Statement on Form S-1, filed by us on May 18, 2000 with the Securities and Exchange Commission.
(8) Incorporated by reference to the exhibit shown in parenthesis from our Annual Report on Form 10-KSB, filed by us on September 29, 2000 with the Securities and Exchange Commission.
(9) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB, filed by us on November 14, 2000 with the Securities and Exchange Commission.
(10) Incorporated by reference to Appendix A contained in our definitive Proxy Statement pertaining to the 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 10, 2000 pursuant to Regulation 14A.
(11) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on January 30, 2001.
(12) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on May 9, 2001.
(13) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB filed by us with the Securities and Exchange Commission on February 14, 2001.
(14) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on July 16, 2001.
(d)      Reports on Form 8-K.
----------------------------

                  (1) We filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 9, 2001, reporting the execution and consummation of the acquisition by us of all of the issued and outstanding capital stock of WRDC. We also filed a Current Report on Form 8-K/A with the Securities and Exchange Commission on September 17, 2001 with respect to the WRDC acquisition.

                  (2) We filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 16, 2001, reporting the execution and consummation of the acquisition by us of approximately 68% of the outstanding capital stock of Logsys.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October, 19, 2001.

                                AUTHORISZOR INC.

                                By:      /s/ Paul Ayres
                                   -----------------------------------
                                   Paul Ayres
                                   Chief Executive Officer and President
                                   (Principal Executive Officer)

                                By:      /s/ Andrew Cussons
                                   -----------------------------------
                                   Andrew Cussons
                                   Chief Financial Officer
                                   (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature to this report appears below hereby appoints Paul Ayres and Andrew Cussons and each of them, any one of whom may act without the joinder of the other, as his or her attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.



               Signature                                    Title                                 Date


                                            Chairman of the Board and Chairman              October __, 2001
------------------------------------        of Authoriszor Inc.
Raymond G.H. Seitz

/s/Paul Ayres                               Chief Executive Officer (Principal              October 19, 2001
------------------------------------        Executive Officer), President and
Paul Ayres                                  Director

/s/Don Box                                  Director                                        October 19, 2001
------------------------------------
Don. D. Box

 /s/Andrew Cussons                          Chief Financial Officer (Principal              October 19, 2001
------------------------------------        Financial Officer), Secretary  and
Andrew Cussons                              Director

/s/James L. Jackson                         Director                                        October 19, 2001
------------------------------------
James. L. Jackson

                                            Director                                        October __, 2001
------------------------------------
Sir Malcolm Rifkind

/s/ Godfre S. Shingles                      Director                                        October 19, 2001
------------------------------------
Godfrey S. Shingles

/s/David R. Wray                            Director                                        October 19, 2001
------------------------------------
David R. Wray



                                INDEX TO EXHIBITS

The following documents are filed as a part of this report. Those exhibits previously filed and incorporated herein by reference are identified below. Exhibits not required for this report have been omitted.

    Exhibit No.                       Description


       2.1        Agreement and Plan of Merger,  dated July 29, 1996,  and among
                  Toucan  Gold  Corporation  and  Starlight  Acquisitions,  Inc.
                  (incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 2.1).
       2.2        Share  Exchange  Agreement,  dated May 10, 1996,  by and among
                  Starlight   Acquisitions,   Inc.  and  Toucan  Mining  Limited
                  (incorporated by reference from the Current Report on Form 8-K dated May 13, 1996, Exhibit 2).
       2.3(4)     Share Sale Agreement  regarding ITIS Technologies  Ltd., dated
                  July 22,  1999,  by and among David J.  Blanchfield,  James L.
                  Jackson,  David R. Wray,  Barry Jones,  Ian McNeill and Toucan
                  Gold Corporation. (Exhibit 10.1)
       2.4(12)    Stock  Purchase  Agreement,  dated as of May 8,  2001,  by and among  Authoriszor  Inc.,  Authoriszor  Holdings  Ltd. and the
                  Shareholders named therein (Exhibit 2.1).
       2.5(12)    Subscription Agreement,  dated as of May 8, 2001, by and among
                  Authoriszor Inc.,  Authoriszor Holdings Ltd., WRDC Limited and
                  the Shareholders named therein (Exhibit 2.2).
       2.6(12)    Articles of  Association  of WRDC Limited,  dated as of May 8,
                  2001 (Exhibit 2.3).
       2.7(12)    Deed of  Mortgage,  dated as of May 8,  2001,  by and  between
                  Authoriszor Inc.,  Garcia Hanson and Brian Edmondson  (Exhibit
                  2.4)
       2.8(14)    Stock  Purchase  Agreement,  dated as of July 3, 2001,  by and among  Authoriszor  Holdings Ltd., Logsys Holdings Limited and
                  Stewart Leslie Ashton (Exhibit 2.1)
       3.1        Certificate of Incorporation of Toucan Gold Corporation  filed on July 22, 1996 with the  Secretary  of State of the State of
                  Delaware (incorporated by reference from the Current Report on
                  Form 8-K dated July 29, 1996, Exhibit 4.1).
       3.2        Amendment to our Certificate of Incorporation  filed on August
                  25,   1999,   with  the   Secretary   of  State  of   Delaware
                  (incorporated  by  reference to our  Quarterly  Report on Form
                  10-QSB for the quarter ended September 30, 1999, Exhibit 3.1)
       3.3(13)    Bylaws of Authoriszor Inc., as amended March 21, 2001 (Exhibit
                  3.1).
       4.1(3)     Option Agreement,  dated September 27, 1997, by and between L.
                  Clark  Arnold and Toucan  Gold  Corporation  (incorporated  by reference to Exhibit 10.2 to our Annual  Report on Form 10-KSB
                  for the period ended December 31, 1997)
       4.2(3)     Amendment  Number One to Stock Option  Agreement,  dated as of
                  April 27, 1999, by and between L. Clark Arnold and Toucan Gold
                  Corporation (Exhibit 4.2)
       4.3(3)     Amended and Restated Stock Option Agreement, dated as of April
                  1, 1999,  by and between  Robert P.  Jeffcock  and Toucan Gold
                  Corporation (Exhibit 4.4)
       4.4(3)     Option  Agreement,  dated  February  2, 1998,  by and  between
                  Robert A. Pearce and Toucan Gold Corporation  (incorporated by reference to Exhibit 10.4 to our Annual  Report on Form 10-KSB
                  for the period ended December 31, 1997)
       4.5(3)     Amendment  Number One to Stock Option  Agreement,  dated as of
                  April 27,  1999,  by and  between  Robert A. Pearce and Toucan
                  Gold Corporation (Exhibit 4.6)
       4.6(3)     Amended and Restated Stock Option Agreement, dated as of April
                  1, 1999,  by and  between  David  Carmichael  and Toucan  Gold
                  Corporation (Exhibit 4.8)
       10.1(1)    Warrant Agreement,  dated July 29, 1996, by and between Toucan
                  Gold Corporation and R. Haydn Silleck (Exhibit 10.1).
      10.2(1)     Warrant  Agreement  dated July 29, 1996, by and between Toucan
                  Gold Corporation and John B. Marvin (Exhibit 10.2).
       10.3(1)    Warrant  Agreement  dated July 29, 1996, by and between Toucan
                  Gold Corporation and Peter S. Daley (Exhibit 10.3).
       10.4(1)    Warrant  Agreement  dated July 29, 1996, by and between Toucan
                  Gold Corporation and Jay Lutsky (Exhibit 10.4).
       10.5(2)    Agreement for the sale and purchase of the whole of the issued share  capital of Anagram  Limited,  dated  December  3, 1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and
                  Minmet Plc (Exhibit 10.1).
       10.6(2)    Supplemental  Agreement,  dated  December 3, 1998 among Toucan
                  Mining Limited,  Toucan Gold Corporation,  Inc. and Minmet Plc
                  (Exhibit 10.2).
       10.7(2)    Option Agreement  Regarding  Mineradora De Bauxita Ltda, dated
                  December 3, 1998,  among Toucan  Mining  Limited,  Toucan Gold
                  Corporation, Inc. and Anagram Limited (Exhibit 10.3).
       10.8(2)    Agreement  for the  purchase of the whole of the issued  share capital of Mineradora de Bauxita Ltda,  dated December 3, 1998 among Toucan Mining Limited, Toucan Gold Corporation, Inc. and
                  Anagram Limited (Exhibit 10.4).
       10.9(2)    Form of Minmet Plc Warrant Instrument (Exhibit 10.5).
       10.10(4)   Deed of Indemnity,  dated July 22, 1999, by and among David J.
                  Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian
                  McNeill and Toucan Gold Corporation. (Exhibit 10.2)
       10.11(4)   Letter of  Appointment,  dated July 22,  1999,  by and between
                  David J. Blanchfield and ITIS Technologies Ltd. (Exhibit 10.3)
       10.12(4)   Letter of  Appointment,  dated July 22,  1999,  by and between
                  James L. Jackson and ITIS Technologies Ltd. (Exhibit 10.4)
       10.13(4)   Letter of  Appointment,  dated July 22,  1999,  by and between
                  David R. Wray and ITIS Technologies Ltd. (Exhibit 10.5)
       10.14(4)   Engagement  Letter,  dated July 22,  1999,  by and between CCM
                  Ventures Ltd. and ITIS Technologies Ltd. (Exhibit 10.7)
       10.15(4)   Engagement Letter,  dated July 22, 1999, by and between Robert
                  Jeffcock and Toucan Gold Corporation. (Exhibit 10.8)
       +10.16     Consulting Agreement,  dated September 23, 1999 by and between
                  Sir Malcolm  Rifkind and  Authoriszor  Ltd.  (incorporated  by reference  to our  Quarterly  Report  on Form  10-QSB  for the
                  quarter ended September 30, 1999, Exhibit 10.9)
       +10.17(5)  Executive Employment  Agreement,  dated as of January 1, 2000, by and  between  Authoriszor  Inc.  and  Richard A.  Langevin.
                  (Exhibit 10.1)
       +10.18(5)   Authoriszor Inc. 1999 Stock Plan. (Exhibit 10.2)
       +10.19(7)  Form of  Agreement  under the 1999 Stock Plan and  Schedule of
                  Agreements
       +10.20(5)  Agreement,   dated   November   12,   1999,   by  and  between
                  Authoriszor Inc. and Raymond G. H. Seitz (Exhibit 10.4)
       +10.21(5)  Consulting  Agreement,   dated  September  23,  1999,  by  and
                  between  Authoriszor  Inc.  and Sir Malcolm  Rifkind  (Exhibit
                  10.5)
       +10.22(5)  Stock Option  Agreement,  dated as of September  23, 1999,  by and between Authoriszor Inc. and Sir Malcolm Rifkind. (Exhibit
                  10.6)
       10.23(5)   Placing Agreement,  dated as of January 28, 2000, by and among
                  Authoriszor Inc., Beeson Gregory Limited and certain Directors of Authoriszor Inc. (Exhibit 10.7)
       10.24(5)   Supplemental Placing Agreement,  dated as of February 9, 2000, by and among  Authoriszor  Inc.,  Beeson  Gregory  Limited and certain Directors of Authoriszor Inc. (Exhibit 10.8)
       10.25(5)   Registration Rights Agreement, dated February 16, 2000, by and between Authoriszor Inc. and Beeson Gregory Limited.  (Exhibit
                  10.9)
       10.26(5)   Lock-up   Agreement,   dated   January   2000,  by  and  among
                  Authoriszor Inc., Beeson Gregory Limited and Raymond Seitz and
                  others. (Exhibit 10.10)
       10.27(5)   Deed of Covenant,  dated as of February 22, 2000, by and among
                  Authoriszor  Holdings Ltd.,  WRDC Limited and certain  persons named in Schedule 1 to the Deed. (Exhibit 10.11)
       10.28(5)   Shareholders' Agreement,  dated as of January 27, 2000, by and
                  among   Authoriszor   Holdings   Ltd.,   WRDC   Limited,   the
                  shareholders of WRDC Limited and Authoriszor Inc., relating to
                  WRDC Limited. (Exhibit 10.12)
       10.29(5)   Letter  Agreement,  dated  February 22,  2000,  by and between
                  Authoriszor  Holdings Ltd. and WRDC Limited  regarding  credit facility. (Exhibit 10.13)
       10.30(5)   Letter  Agreement,  dated  February 22,  2000,  by and between
                  Authoriszor  Holdings Ltd. and WRDC Limited  regarding  credit facility. (Exhibit 10.14)
       10.31(6)   Share Sale  Agreement,  dated as of January 28,  2000,  by and between  Authoriszor  Inc.  and Golden  Ridge  Group  Limited.
                  (Exhibit 2.1)
       +10.32(7)  Stock Option Agreement,  dated as of January 1, 2000,  between
                  Authoriszor Inc. and Richard A. Langevin (Exhibit 10.33).
       +10.33(7)  Stock Option Agreement,  dated as of January 1, 2000,  between
                  Authoriszor Inc. and Richard A. Langevin (Exhibit 10.34).
       +10.34(7)  Stock Option Agreement,  dated as of January 1, 2000,  between
                  Authoriszor Inc. and Richard A. Langevin (Exhibit 10.35)
       +10.35(7)  Stock Option Agreement,  dated as of January 1, 2000,  between
                  Authoriszor Inc. and Richard A. Langevin (Exhibit 10.36).
       +10.36(7)  Stock Option Agreement,  dated as of November 1, 1999, between
                  Authoriszor Inc. and Raymond Seitz (Exhibit 10.37).
       10.37(7)   Lease  Agreement,   dated  as  of  April  28,  2000,   between
                  Authoriszor  Inc.  and  Massachusetts  Mutual  Life  Insurance
                  Company (Exhibit 10.38).
       10.38(7)   Consulting   Agreement,   dated  as  of  April  2000,  between
                  Authoriszor Inc. and Fred Sawin (Exhibit 10.39).
       10.39(7)   Employment  Agreement,  dated as of March  15,  2000,  between
                  Authoriszor Inc. and Ed Vasko (Exhibit 10.40).
       10.40(8)   Consulting Agreement,  dated July 1, 2000, between Authoriszor
                  Inc. and Commercial Technology Ltd (Exhibit 10.40).
       10.41(8)   Reimbursement   Agreement,   dated   September  28,  2000  and
                  effective as of October 1, 1999, between  Authoriszor Inc. and
                  Authoriszor Ltd. (Exhibit 10.41).
       +10.42(9)  Letter  Agreement,   dated  as  of  September  30,  2000,  and
                  executed as of October 31,  2000,  by and between  Authoriszor
                  Inc. and Godfrey S. Shingles (Exhibit 10.1).
       +10.43(9)  Letter of  Employment,  dated October 16, 2000, by and between
                  Authoriszor Inc. and Alec P. Karys (Exhibit 10.2).
       +10.44(9)  Letter of  Employment,  dated  October 4, 2000, by and between
                  Authoriszor Inc. and Paul Ayres (Exhibit 10.3).
       10.45(9)   Consulting  Agreement,  dated July 21,  2000,  by and  between
                  Authoriszor Inc. and Edward F. Rogers (Exhibit 10.4).
      +10.46(10)  Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan.
       +10.47(7)  Letter  of  Employment,  dated  May 1,  2000,  by and  between
                  Authoriszor Inc. and Fred Sawin (Exhibit 10.39)
       +10.48(11) Severance  and Release  Agreement,  dated as of January 29,
                  2001, by and between Authoriszor Inc. and Richard A. Langevin.
       +10.49(11) Stock Option Agreement, dated as of January 31, 2000, by and between Authoriszor Inc. and Richard A. Langevin.
       +10.50(12) Service  Agreement,  dated as of May 8,  2001,  by and among
                  Authoriszor  Inc.  and  Garcia  Hanson.  Form of Stock  Option
                  Agreement,  dated  as of  May 8,  2001,  by  and  between  the
                  Authoriszor  Inc.  and  each  of the  former  holders  of WRDC
                  Options (Exhibit 10.1).
       +10.51(12) Form of Stock Option Agreement,  dated as of May 8, 2001, by and  between  the  Authoriszor  Inc.  and  each of the  former holders of WRDC Options (Exhibit 10.2).
       10.52+     Sublease  Agreement,  effective  as of  July 1,  2001,  by and between Authoriszor Inc. and Directech, Inc.
       +10.53+    Stock Option  Agreement,  dated as of October 7, 2000,  by and between Authoriszor Inc. and Paul Ayres.
       +10.54+    Stock Option  Agreement,  dated as of October 16, 2000, by and between Authoriszor Inc. and Alec Karys.
       +10.55+    Stock Option Agreement,  dated as of November 10, 2000, by and between Authoriszor Inc. and Don Box.
       +10.56+    Stock Option  Agreement,  dated as of October 18, 2000, by and between Authoriszor Inc. and Geoff Shingles.
       +10.57+    Form of Stock Option Agreement by and between Authoriszor Inc.
                  and various  employees  with respect to the  Authoriszor  Inc.
                  2000 Omnibus Stock and Incentive Plan.
       +10.58+    Stock Option  Agreement,  dated as of February 9, 2001, by and between Authoriszor Inc. and Paul Ayres.
       +10.59+    Stock Option  Agreement,  dated as of February 9, 2001, by and between Authoriszor Inc. and Andrew Cussons.
       +10.60+    Stock Option  Agreement,  dated as of February 9, 2001, by and between Authoriszor Inc. and Alec Karys.
       23.1+      Consent of Grant Thornton

-----------------

+        Filed herewith.
+        Compensation plan, benefit plan or employment contract or arrangement.
(1) Incorporated by reference to the exhibit shown in parenthesis included in our Annual Report on Form 10-KSB for the period ended December 31, 1996, filed by us with the Securities and Exchange Commission.
(2) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed January 5, 1999 by us with the Securities and Exchange Commission.
(3) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 10, 2000.
(4) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed by us with the Securities and Exchange Commission on August 6, 1999.
(5) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.
(6) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K, filed by us on February 14, 2000 with the Securities and Exchange Commission.
(7) Incorporated by reference to the Exhibit shown in parenthesis from our Registration Statement on Form S-1, filed by us on May 18, 2000 with the Securities and Exchange Commission.
(8) Incorporated by reference to the exhibit shown in parenthesis from our Annual Report on Form 10-KSB, filed by us on September 29, 2000 with the Securities and Exchange Commission.
(9) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB, filed by us on November 14, 2000 with the Securities and Exchange Commission.
(10) Incorporated by reference to Appendix A contained in our definitive Proxy Statement pertaining to the 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 10, 2000 pursuant to Regulation 14A.
(11) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on January 30, 2001.
(12) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on May 9, 2001.
(13) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB filed by us with the Securities and Exchange Commission on February 14, 2001.
(14) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on July 16, 2001.