Form 10KSB/A
period 2001-06-30
AUTHORISZOR INC
filed 2001-11-07
CIK 850083

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

Windsor House, Cornwall Road
Harrogate, North Yorkshire
HG1 2PW  United Kingdom                                      HG1 2PW
----------------------------------------                -------------------
(Address of Principal Executive Offices)                    (Zip code)
                               011-44-1423-730-300
                -------------------------------------------------
                (Issuer's Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:
                                                        Name of Each Exchange
         Title of Each Class                             on Which Registered
         -------------------                            ---------------------
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
                                                       Yes   X    No
                                                           ------    --------

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $708,477. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of October 29, 2001 was approximately $2,834,000. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of October 29, 2001, there were 18,456,698 shares of the common stock, $0.01 par value, of the Company issued and outstanding.

Transitional Small Business Disclosure Format: Yes           No     X
                                                  --------      ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Authoriszor Inc., a Delaware corporation (the "Company"), hereby amends, as set forth herein, the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 19, 2001(the "Company's Form 10-KSB").
         The item numbers and responses thereto are in accordance with the requirements of Form 10-KSB. The Company hereby amends and restates in its entirety each of the following items of the Company's Form 10-KSB.

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

         o Occupancy and office costs were $1,313,634 for the year ended June 30, 2001 compared to $103,877 a year ago. The increase is primarily a result of twelve months of occupancy in our former company headquarters in the U.S. (one month in fiscal year
                  2000), two new sales offices in the UK, additional space in an existing UK office and an additional sales office in the U.S.;

         o Severance costs associated with the resignation of our President and Chief Executive Officer were $841,754 for the year ended June 30, 2001. There were no such costs a year ago. Effective January 31, 2001, our President and Chief Executive

                  Officer resigned from his various executive officer and director positions with us. This amount includes $250,000, that is payable in January 2002;

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

         Effective January 31, 2001, our then current President, Chief Executive Officer and Interim Chief Financial Officer resigned the various executive officer and director positions that he had previously held with us and entered into a severance agreement with the Company. As a result, a new management team was appointed to executive positions in the Company. Paul Ayres was appointed the our Chief Executive Officer and President, and Andrew Cussons was appointed our Chief Financial Officer and Secretary. Pursuant to the terms of the severance agreement with our former President and Chief Executive Officer, we have incurred severance costs of approximately $840,000 for the year ended June 30, 2001. This amount includes $250,000, that is payable in January 2002 but has been accrued as of June 30, 2001.

         James L. Jackson resigned from his position as Chairman of the Board of Authoriszor Ltd. and from his position as our Vice President and Secretary, effective January 29, 2001, and Ian McNeill stepped down from his position as Chairman of the Board of Authoriszor Holdings Ltd. at that time. Mr. Jackson continues as a member of our Board of Directors, and Mr. McNeill continues as an active consultant to our Board of Directors. We have agreed to continue to pay Mr. Jackson following his resignation in accordance with the notice provisions contained in his service agreement with the Company.

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

         In addition, several executive officers have resigned. Effective May 18, 2001, Barry Jones resigned from his position as Director of Sales and Marketing from Authoriszor Ltd. Effective July 1, 2001, Alec Karys resigned his position as our Vice President-Engineering. The Company has agreed to continue to pay each of these former executive officers following their respective resignations in accordance with the notice provisions contained in their respective employment agreements. The severance cost associated with the resignations of Messrs. Jackson, Jones and Karys was approximately $850,000 for the fiscal year ended June 30, 2001.

         We have, therefore, consolidated substantially all of our operations out of our Harrogate, England office, with a view to achieving growth through acquisition, rather than organic growth.

         To this end, on May 8, 2001, we consummated an agreement that increased our ownership of WRDC from 27.1% to 66.4%. At the initial closing, in exchange for certain shares of capital stock of WRDC held by shareholders of WRDC, Garcia Hanson and Brian Edmondson, we issued, in the aggregate, 929,914 shares of common stock to Messrs. Hanson and Edmondson, and paid them approximately $1.7 million in cash. We are also obligated with respect to the first step of the acquisition to issue to Messrs. Hanson and Edmondson up to 195,555 additional shares of common stock, subject to the realization of certain accounts receivables of WRDC.

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

         We have risk related to currency exchange rate fluctuations and a majority of our cash flows will be received in pound sterling. A portion of our cash flows are expected to be received in non-U.S. currencies. In addition, as of June 30, 2001, our parent company, Authorizor, Inc., had deposited cash in pound sterling denominated accounts in the amount of $1,537,000. A ten percent (10%) fluctuation in currency rates would have a $153,700 effect on our annual income. Our UK subsidiaries had deposited cash in pound sterling denominated accounts in the amount of $8,735.000. A ten (10%) percent fluctuation in currency rates would have a $873,500 effect on our stockholders' equity. Also, as of June 30, 2001, there are U.S. dollar denominated loans outstanding from us to our UK subsidiaries of approximately $750,000 that are not of a long-term investment nature. A ten (10%) percent fluctuation in currency rates would have a $75,000 effect on income. Although we may choose to do so in the future, to date, we have not engaged in foreign exchange hedging transactions.

                   Item 7. FINANCIAL STATEMENTS AND REPORTS OF
                   INDEPENDENT CERTIFICATE PUBLIC ACCOUNTANTS



                                    CONTENTS

                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS........................F-1

CONSOLIDATED FINANCIAL STATEMENTS:

         BALANCE SHEETS...................................................F-2

         STATEMENTS OF OPERATIONS.........................................F-3

         STATEMENT OF STOCKHOLDERS' EQUITY................................F-4

         STATEMENTS OF CASH FLOWS.........................................F-6

NOTES TO FINANCIAL STATEMENTS.............................................F-8

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


GRANT THORNTON


Leeds, England

August 3, 2001

AUTHORISZOR INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,      June 30,
                                                                                        2001          2000

            Cash and cash equivalents                                             $ 9,340,029   $27,095,762
            Receivables
              Trade                                                                 1,912,158        42,103
              Interest                                                                489,783       246,832
              Other                                                                   119,215       188,201
            Prepaid expenses                                                          677,912        76,568
            Restricted cash                                                         1,728,276
                                                                                 -----------------------------
            Total current assets                                                   14,267,373    27,649,466

            Investment in securities, available-for-sale                              875,655     1,992,769
            Property and equipment at cost, net of accumulated depreciation           612,527       681,094
            Restricted cash                                                                 -       408,000
            Note receivable from WRDC                                                       -       336,086
            Investment in WRDC at net cost, adjusted for equity in earnings or              -
              losses                                                                                506,880
            Intangible assets, net of accumulated amortization of $156,660          6,000,252             -
            Other                                                                     233,270        70,643
                                                                                 -----------------------------
                                                                                    7,721,704     3,995,472
                                                                                 -----------------------------
                                                                                  $21,989,077   $31,644,938
                                                                                 =============================

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Accounts payable                                                      $ 1,060,688   $   798,809
            Accrued liabilities and other payables                                  3,707,960       373,033
            Deferred revenue                                                        1,089,887        22,179
            Payable related to WRDC acquisition                                     3,121,292             -
            Current maturities of long term obligations                                99,304        58,990
                                                                                  ----------------------------
            Total current liabilities                                               9,079,131     1,253,011


            Long term obligations, less current maturities                            127,546       133,442

            Stockholders' equity

            Preferred stock, par value $.01 per share; authorized: 2,000,000 shares; issued:  none
            Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 18,456,698 shares at June 30, 2001
              and 17,414,081 shares at June 30, 2000                                  184,567       174,141
            Additional paid-in capital                                             36,174,317    33,948,976
            Accumulated other comprehensive income
                  Cumulative foreign exchange translation adjustment                  982,753       195,514
                  Unrealized gains on available-for-sale securities                   364,725     1,425,069
            Accumulated deficit                                                   (24,923,962)   (5,485,215)
                                                                                 -----------------------------
                                                                                   12,782,400    30,258,485
                                                                                 -----------------------------
                                                                                  $21,989,077   $31,644,938
                                                                                 =============================


The accompanying notes are an integral part of these financial statements.

AUTHORISZOR INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                      Year Ended June 30,
                                                                                --------------------------------
                                                                                     2001              2000
                                                                                ---------------    -------------

        Revenues                                                                   $   708,477      $   121,186
        Cost of revenues                                                               254,048            6,116
                                                                                ---------------    -------------
        Gross profit                                                                   454,429          115,070

        Operating expenses
                 Administrative                                                     16,376,814        6,741,416
                 Marketing and advertising                                           1,569,869          851,856
                 Restructuring and exit costs                                        1,136,601                -
                                                                                ---------------    -------------
                 Total operating expenses                                           19,083,284        7,593,272
                                                                                ---------------    -------------
                 Operating loss                                                    (18,628,855)      (7,478,202)

        Other income (expense)
                 Interest income                                                     1,056,979          611,299
                 Loss on sale of subsidiary                                                  -         (291,448)
                 Gain on sale of investments                                            60,529        1,892,003
                 Loss on foreign exchange transactions                              (1,774,694)         (94,957)
                 Equity in loss of WRDC                                                (29,663)         (45,175)
                 Loss on equipment sales                                              (123,043)               -
                                                                                ---------------    -------------
                 Total other (expense) income, net                                    (809,892)       2,071,722
                                                                                ---------------    -------------
                 Net loss                                                        $ (19,438,747)     $(5,406,480)
                                                                                ===============    =============

                 Weighted average shares outstanding
                          Basic and diluted                                         17,625,101       15,198,167
                                                                                ===============    =============

                 Loss per common share
                          Basic and diluted                                        $     (1.10)     $     (0.36)
                                                                                ===============    =============



The accompanying notes are an integral part of these financial statements.

AUTHORISZOR INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                                                                                  Additional
                                                                            Common stock             Paid-in    Accumulated
                                                                        Shares       Amount          Capital        Deficit

                                                                      -------------------------------------------------------------

   Balance at July 1, 1999                                                     60    $       9    $        -    $   (78,735)

   Recapitalization                                                    13,747,913      134,821     3,097,172              -
   Net proceeds from sale of common stock through private
      placement, net of expenses of $2,340,965                          2,727,273       27,273    27,631,765              -
   Other sales of common stock                                             17,835        2,828             -              -
   Issuance of common stock upon exercise of warrants and
      options                                                             786,000        7,860       665,940              -

   Issuance of common stock for services                                  135,000        1,350       612,599              -

   Compensation expense resulting from issuance of stock options                -            -     1,773,500              -

   Issuance of stock options for services                                       -            -       168,000              -

   Comprehensive income (loss):                                                                                           -
      Foreign currency translation adjustment                                                                             -
      Unrealized gain on available-for-sale securities
      Net loss during the year                                                                                   (5,406,480)
   Total comprehensive loss
                                                                        -------------  ----------  -----------  -----------


Table Continued below

                                                                         Accumulated                       Compre-
                                                                           Compre-                         hensive
                                                                           hensive                          Income
                                                                           Income (loss)     Total          (loss)
                                                                      -------------------------------------------------------------
   Balance at July 1, 1999                                             $    2,846       $  (75,880)     $

   Recapitalization                                                                      3,231,993
   Net proceeds from sale of common stock through private
      placement, net of expenses of $2,340,965                                          27,659,038
   Other sales of common stock                                                               2,828
   Issuance of common stock upon exercise of warrants and
      options                                                                              673,800

   Issuance of common stock for services                                                   613,949

   Compensation expense resulting from issuance of stock options                         1,773,500

   Issuance of stock options for services                                                  168,000

   Comprehensive income (loss):
      Foreign currency translation adjustment                             192,668          192,668           192,668
      Unrealized gain on available-for-sale securities                  1,425,069        1,425,069         1,425,069
      Net loss during the year                                                          (5,406,480)       (5,406,480)
   Total comprehensive loss                                                                             $ (3,788,743)
                                                                        -------------   ===========      ============




The accompanying notes are an integral part of these financial statements

AUTHORISZOR INC. AND SUBSIDIARIES



                                                                                                  Additional
                                                                            Common stock             paid-in      Accumulated
                                                                         Shares       Amount         Capital          Deficit
                                                                       ------------------------------------------------------------

   Balance at June 30, 2000                                             17,414,081     174,141    33,948,976       (5,485,215)

   Issuance of common stock upon exercise of warrants                      100,000       1,000       399,000                -

   Issuance of common stock for services                                    12,703         127        59,873                -

   Issuance of common stock for acquisition of WRDC                        929,914       9,299       828,554                -

   Issuance of stock options for services                                        -           -       689,014                -

   Issuance of stock options in connection with WRDC acquisition                 -           -       248,900                -

   Comprehensive income (loss):
     Foreign currency translation adjustment
     Unrealized losses on available-for-sale securities
     Reclassification of gains on sale                                                                                      -
     Net loss during the year                                                                                     (19,438,747)
   Total comprehensive loss

   Balance at June 30, 2001                                            -----------  ----------- ------------  ---------------
                                                                        18,456,698   $ 184,567   $36,174,317    $ (24,923,962)
                                                                       ===========  =========== ============  ===============


Table Continued below
                                                                         Accumulated                       Compre-
                                                                           Compre-                         hensive
                                                                           Hensive                         income
                                                                         Income (loss)        Total        (loss)
                                                                       ------------------------------------------------------------
   Balance at June 30, 2000                                                1,620,583        30,258,485

   Issuance of common stock upon exercise of warrants                              -           400,000

   Issuance of common stock for services                                           -            60,000

   Issuance of common stock for acquisition of WRDC                                -           837,853

   Issuance of stock options for services                                          -           689,014

   Issuance of stock options in connection with WRDC acquisition                   -           248,900

   Comprehensive income (loss):
     Foreign currency translation adjustment                                 787,239           787,239       787,239
     Unrealized losses on available-for-sale securities                     (999,815)         (999,815)     (999,815)
     Reclassification of gains on sale                                       (60,529)          (60,529)      (60,529)
     Net loss during the year                                                      -       (19,438,747)  (19,438,747)
   Total comprehensive loss                                                                              --------------
                                                                                                        $(19,711,852)
   Balance at June 30, 2001                                            -------------      ------------   ==============
                                                                       $   1,347,478       $12,782,400
                                                                       =============      ============

The accompanying notes are an integral part of these financial statements.

AUTHORISZOR INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                        Year Ended June 30,
                                                                                       2001            2000
                                                                                   ---------------------------------


Cash flows used in operating activities
  Net loss during the period                                                       $(19,438,747)     $(5,406,480)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Issuance of stock and stock options in exchange for services                       689,014          781,949
     Non-cash compensation expense                                                       60,000        1,773,500
     Equity loss in WRDC                                                                 29,663           45,175
     Loss on writedown and sale of fixed assets                                         596,881                -
     Loss on sale of subsidiary                                                               -          291,448
     Gain on sale of investments                                                        (60,529)      (1,892,003)
     Depreciation and amortization                                                      481,693          101,192
     Changes in operating assets and liabilities
       Receivables                                                                     (354,489)        (461,261)
       Prepaid expenses and other assets                                               (205,261)        (174,828)
       Accounts payable                                                                 169,626          780,558
       Accrued liabilities and other payables                                         4,376,012          314,396
       Deferred revenue                                                                  96,312           24,526
                                                                                     -----------       ----------
Net cash used in operating activities                                               (13,559,825)      (3,821,828)

Cash flows (used in) provided by investing activities
  Proceeds from sale of subsidiary                                                            -          809,750
  Acquisition of fixed assets                                                          (214,841)        (552,854)
  Sale of investment in securities                                                      117,298        4,415,909
  Exercise of warrants                                                                        -         (977,608)
  Investment in WRDC, net of cash acquired                                           (1,409,458)        (604,800)
  Advances to WRDC                                                                            -         (356,000)
  Increase in restricted cash                                                        (1,323,362)        (408,000)
                                                                                     -----------       ----------

Net cash flows (used in) provided by investing
  Activities                                                                         (2,830,363)       2,326,397

Cash flows provided by financing activities
Payment of long-term obligations                                                       (353,504)               -
Proceeds from issuance of common stock                                                  400,000       28,332,838
Recapitalization                                                                              -              711
                                                                                     -----------      -----------

Net cash flows provided by financing activities                                          46,496       28,333,549

Effect of exchange rate changes on cash                                              (1,412,041)         256,946
                                                                                     -----------      -----------
Net (decrease) increase in cash and cash equivalents                                (17,755,733)      27,095,064

Cash and cash equivalents at beginning of year                                       27,095,762              698
                                                                                     -----------      -----------
Cash and cash equivalents at end of year                                            $ 9,340,029     $ 27,095,762
                                                                                    ============      ===========


The accompanying notes are an integral part of these financial statements.

AUTHORISZOR INC. AND SUBSIDIARIES


                                                                      Year Ended June 30,
                                                                      2001            2000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                      $       25,000   $       1,900
  Income taxes                                                               -               -

Noncash investing and financing activities:
Fair value of assets acquired, excluding cash of $301,100       $    7,808,196   $           -
Cash paid, net of cash acquired                                    (1,409,458)               -
Value of stock and stock options issued                            (1,086,756)               -
                                                                --------------   -------------
Liabilities incurred or assumed                                 $    5,311,982   $           -
                                                                ==============    ============



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


                                                                                  Gross          Estimated
                                                                              Unrealized             Fair
                                                                  Cost            Gains             Value
                                                               --------       ----------         ---------

                     June 30, 2000                             $567,700       $1,425,069        $1,992,769
                     June 30, 2001                             $510,930         $364,725          $875,655


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

Foreign Currency Translation and Transaction Losses

         Assets and liabilities of the Company's subsidiaries are translated at the rate of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the accumulated other comprehensive income component of stockholders' equity. The Company incurred currency transaction losses of approximately $1,775,000 during the year ended June 30, 2001. The losses are a result of the Company (i) entering into foreign currency option transactions for other than hedging purposes, resulting in exchange losses of approximately $500,000, (ii) maintaining the majority of its operating cash in the U.S. parent company in pound sterling denominated accounts through December 31, 2000, and (iii) making U.S. dollar denominated loans to its subsidiaries. The British pound declined against the U.S. dollar throughout the year ended June 30, 2001. The transaction losses have been reflected in the statement of operations.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not previously been issued. The adoption of SFAS 142 will reduce annual expenses by approximately $600,000. The Company has not yet determined when it will adopt SFAS 142.

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

         On May 8, 2001, the Company purchased an additional equity interest in WRDC, increasing its ownership interest from 27.2% to 66.4%. The Company issued approximately 930,000 shares of common stock, paid cash of approximately $1,716,000 and issued 237,000 stock options (fair valued at $248,900) to WRDC employees for the additional equity interest. The Company committed to issue an additional 195,000 shares of its common stock to the shareholders of WRDC subject to the realization of certain of WRDC's accounts receivable. Also on this date, the Company committed to acquire the remaining 33.6% interest in WRDC upon the occurrence of certain events, but in no event later than January 1, 2002. The purchase price for the remaining interest is approximately $3,100,000. The Company is required to pay approximately $1,564,000 in cash, of which $1,260,000 is in an escrow account, and the remaining portion in common stock. However, in the event that the exchange ratio set forth would require the Company to issue more than 19.9% of the issued and outstanding shares of its common stock, the Company will instead pay to the shareholders of WRDC the amount in cash equal to the aggregate market value of the excess shares. Although the Company has not paid the consideration due for the purchase of the remaining 33.6% interest in WRDC, it has recorded the transaction in the accompanying financial statements because it has a binding obligation. Accordingly, it has recorded a liability as of June 30, 2001 of approximately $3,100,000 to the shareholders of WRDC. The purchase price for the interest acquired in May 2001 exceeded the Company's proportionate share of the net assets acquired by approximately $5,700,000.

         As of May 8, 2001, the Company changed from the equity method to the consolidation method to account for its ownership of WRDC.

NOTE E - RESTRUCTURING AND EXIT CHARGES

Closure of U.S. Headquarters and Operations

         During 2000, the Company established its U.S. Corporate Headquarters in Boston, Massachusetts to facilitate expansion in the U.S.. However, the Company was not successful in penetrating the U.S. market. Because of the Company's declining sales, a management reorganization in the third quarter, and the acquisition of WRDC, a European based services provider, a decision was made in the fourth quarter to close the U.S. Headquarters and Operations and establish the corporate headquarters in the UK. As a result of the U.S. closure, the Company has accrued liabilities at June 30, 2001 for severance costs and termination benefits for terminated employees and lease and other contract obligations. In addition, the Company has written off U.S. assets consisting of leasehold improvements and computer and office equipment with a net book value of $473,838.

         The components of the fourth quarter 2001 charges and the accrued liability at June 30, 2001 are as follows:


                                                                                                          Accrued
                                                                          Total         Noncash          June 30,
                                                                         charge         portion            2001
                                                                        --------        --------          ------


           Asset impairments                                          $  473,838      $473,838           $      -
           Employee severance and
                termination benefits                                     559,793            -             559,793
           Leased facilities and related
                termination costs                                        102,970            -             102,970
                                                                       ---------      --------            -------
                                                                      $1,136,601      $473,838           $662,763
                                                                       =========      ========            =======

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

NOTE G - COMMITMENTS

Capital leases

         The Company leases office equipment and vehicles under capitalized leases.

                                                June 30, 2001      June 30, 2000

      Equipment and vehicles                         $211,333         $202,772
      Less accumulated depreciation                   (87,245)          (5,304)
                                               ---------------       ----------
                                                     $124,088         $197,468
                                               ===============       ==========
Operating leases

         The Company leases office space, vehicles and equipment under operating
lease   agreements   which  expire  through  May  2009.   Rent  expense  totaled
approximately $681,000 the year ended June 30, 2001 ($103,000 in 2000).

         The future minimum rental commitments under operating leases as of June 30, 2001 are as follows:

                 Period ending June 30,                                           Vehicles and
                                                               Office space          equipment

                2002                                            $   667,800         $ 59,900
                2003                                                590,800           27,800
                2004                                                547,800           27,800
                2005                                                501,400           27,800
                2006                                                156,000           27,800
                Thereafter                                          262,000                -
                Less sublease rentals                            (1,475,800)               -
                                                             ---------------  -----------------
                                                                $ 1,250,000         $171,100
                                                             ===============  =================

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

Chief Executive Officer Severance Obligation

         On January 31, 2001, the Company's Chief Executive Officer resigned. The Executive and representatives of the Board of Directors negotiated the terms of a Severance and Release Agreement with the Executive. Severance costs associated with the resignation were $841,754. This amount includes $250,000, that is payable in January 2002 and has been accrued at June 30, 2001.

NOTE H - ACCRUED LIABILITIES

                                                    June 30,        June 30,
                                                        2001            2000

Accrued compensation and other                    $1,596,770      $  209,160
Accrued restructuring and exit costs                 662,763               -
Accrued commissions                                  792,500               -
Taxes other than income                              243,718         157,061
Other                                                412,209           6,812
                                                  -----------    ------------
                                                  $3,707,960      $  373,033
                                                  ===========    ============


NOTE I - LONG TERM OBLIGATIONS


                                                                             June 30,        June 30,
                                                                                 2001            2000

Note payable to a finance  company,  with interest at 1.75% above lenders base rate (5.25% at June 30, 2001), collateralized by substantially
all of WRDC's assets, due in monthly installments of $3,965 through           $ 12,611       $      -
September 2001
Note payable to a finance company, with interest at 2.5% above lenders base rate (5.25% at June 30, 2001), collateralized by substantially
all of WRDC's assets, due in monthly installments of $3,200 through             89,174              -
November 2003
Capital lease obligations due through November 2003                            125,065        192,432
                                                                           -----------    --------------
                                                                               226,850        192,432
Less current maturities                                                         99,304         58,990
                                                                           -----------    --------------
                                                                              $127,546       $133,442
                                                                           ===========    ==============

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

AUTHORISZOR INC. AND SUBSIDIARIES


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

         There were options outstanding at the time of the recapitalization transaction discussed in Note B. At that date, Toucan Gold Corporation (Toucan) had 350,000 employee options outstanding to purchase common stock at $1.00 per share. In January 2000, the Company offered an exercise incentive to the then President and a current director of the Company holding 200,000 options along with three other individuals holding 150,000 options by reducing the exercise price from $1.00 to $0.66 per share. The Company recorded compensation expense of $1,694,000. Each of the 350,000 options was exercised in January 2000.

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

         Following is a summary of stock option activity including grants outside of the Plans:

AUTHORISZOR INC. AND SUBSIDIARIES

                                                                                              Weighted
                                                                                              average         Weighted
                                                                                Exercise      exercise         Average
                                                           Options               Price         price         fair value
                                                                                   $              $               $



            Outstanding at July 1, 1999                            -                  -                -               -
            Toucan Gold Corporation employee options
            outstanding at July 22, 2000                       350,000                 1.00        1.00            .23
            Granted to employees:
               Exercise price equals market price at
               date of grant                                   853,714           2.00-10.31        6.51           6.40
               Exercise price exceeds market price at
               date of grant                                   125,000                 2.50        2.50           1.52
               Exercise price is less than market
               price at date of grant                          476,000            1.00-7.10        2.62           3.05
             Exercised                                       (350,000)                  .66         .66            .66
            Granted to non employees:
               Exercise price equals market at date
               of grant                                        136,364                11.00       11.00           7.90
               Exercise price is less than market at            80,000            1.00-3.00        2.00           2.10
               date of grant                            -----------------
            Outstanding at June 30, 2000                     1,671,078                             4.85           4.84
                                                        -----------------
            Granted to employees:
                Exercise price equals market price at
                date of grant                                1,602,500           1.01-22.50        6.17           5.90
                Exercise price exceeds market price
                at date of grant                               572,000           1.01-10.13        5.92           5.59
             Forfeited                                     (1,004,500)           1.50-22.50        7.13           7.34
            Granted to non-employees:
                Exercise price equals market at date           100,002                 7.75        7.75           6.89
                of grant                                 ----------------
            Outstanding at June 30, 2001                     2,941,080                             4.97           4.95
                                                         ================
            Exercisable at June 30, 2000                       616,364                             2.00           2.10
            Exercisable at June 30, 2001                     1,767,917                             3.52           3.20



--------------------------------------------------------------------------------

         Following is additional information regarding stock options outstanding at June 30, 2001


                                       Outstanding                                              Exercisable
            -----------------------------------------------------------------       ------------------------------
                                                  Weighted       Weighted                             Weighted
                 Range of                           average        average                              Average
               exercise           Number          remaining       exercise                 Number      Exercise
               prices        outstanding   contractual life          price            exercisable         Price


             1.00-1.75         1,042,000              6.3               1.27              1,002,000         1.25
             2.00-5.03           406,214              5.6               2.83                268,249         2.39
             6.75-7.75           725,002              7.5               7.05                350,002         7.32
             8.75-22.50          767,864              5.5              10.24                147,666        10.95
                            ------------                                              -------------
                               2,941,080                                                  1,767,917
                            ============                                              =============


AUTHORISZOR INC. AND SUBSIDIARIES


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

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company measures segment profit or loss as operating income (loss). The Company does not allocate expenditures for assets on a segment basis for internal management reporting and, therefore, such information is not presented. Information on segments is as follows:


                                                                          June 30, 2001
                                              ---------------------------------------------------------------------
                                                    Consulting
                                                           And
                                                 Implementation        Technology      Unallocated
                                                      Services           Business       Corporate            Total
                                                  -------------         ----------    ------------          -------

         Revenue                                    $ 647,658             $ 60,819        $      -        $ 708,477
         Depreciation and amortization                 33,234              197,566         250,893          481,693
         Operating loss                               135,997            8,330,113      10,162,745       18,628,855
         Assets                                   $ 3,474,102          $ 8,874,407     $ 9,640,568      $21,989,077

                                                                          June 30, 2000
                                              ---------------------------------------------------------------------

         Revenue                                     $     -             $ 121,186            $  -        $ 121,186
         Depreciation and amortization                     -                93,390           7,802          101,192
         Operating loss                                    -             5,018,078       2,460,124        7,478,202
         Assets                                       $    -           $ 5,734,290     $25,910,648      $31,644,938



         Information regarding foreign operations for the years ended June 30, 2001 and 2000 follows. Sales are attributed to countries based upon the location of the customer.



                                                                                               Year ended June 30,
                                                                                           2001               2000
                                                                                          ------             ------

         Revenue
               United States                                                               $  -               $  -
               United Kingdom                                                            708,477            121,186
                                                                                        --------           --------

                                                                                       $ 708,477          $ 121,186
                                                                                        ========           ========

         Long-lived assets
               United States                                                          $6,000,252          $ 805,647
               United Kingdom                                                            612,527            382,326
                                                                                        --------           --------

                                                                                      $6,612,779         $1,187,973
                                                                                      ==========         ==========

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

                                    PART III


           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

     The following table sets forth certain information concerning our current directors and executive officers. The term of office for each director is until the next annual meeting of stockholders, at which time elections are held for each seat on the our Board of Directors. Our Board of Directors currently consists of eight (8) persons, Raymond Seitz, Paul Ayres, Don Box, Andrew Cussons, James Jackson, Geoff Shingles, Sir Malcolm Rifkind and David Wray. The following table sets forth information about all our directors and executive officers.


                                           Position with Authoriszor Inc., Authoriszor              Director and/or
          Name                             Holdings Ltd. or Authoriszor Ltd.                 Age    Executive Officer Since
          ----                             -------------------------------------------       ---    -----------------------

          Raymond G. H. Seitz              Chairman of the Board of Authoriszor Inc.           60              1999
          Paul Ayres                       Chief Executive Officer, President and Director     35              2000
                                           of Authoriszor Inc. and Managing Director of
                                           Authoriszor Ltd.
          David Blanchfield                Director of Research and Development of             51              1998
                                           Authoriszor Ltd.
          Don Box                          Director of Authoriszor Inc.                        50              1996
          Andrew Cussons                   Chief Financial Officer and Secretary and           41              2000
                                           Director of Authoriszor Inc. and Finance
                                           Director of Authoriszor Holdings Ltd. and
                                           Authoriszor Ltd.
          Garcia Hanson                    Chief Operating Officer of Authoriszor Inc.,        42              2001
                                           Director of each of Authoriszor Holdings Ltd.
                                           and Authoriszor Ltd. and Managing Director of
                                           WRDC Ltd.
          James L. Jackson                 Director of Authoriszor Inc.                        60              1997
          Sir Malcolm L. Rifkind           Director of Authoriszor Inc.                        54              2000
          Geoff Shingles                   Director of Authoriszor Inc. and Chairman of        62              2000
                                           Authoriszor Holdings Ltd.
          David R. Wray                    Director of Authoriszor Inc. and Chief Technical    54              1999
                                           Officer of Authoriszor Ltd.

         RAYMOND G. H. SEITZ became our Chairman of the Board of Directors in December 1999 for a three year term. He has served as Vice Chairman of Lehman Brothers Europe, an investment bank, since 1995 and is currently a Director of Chubb Corporation, an insurance concern, British Airways plc, an airline company, Marconi plc, a fiber optic cable company. Mr. Seitz also serves as a Director of Cable & Wireless plc, a telecommunications concern and Rio Tinto plc, an international mining company. From 1991 through 1994, Mr. Seitz served as U.S. Ambassador to the United Kingdom.

         PAUL AYRES became our President and Chief Executive Officer and a member of our Board of Directors on January 31, 2001. He became Managing Director of Authoriszor Ltd. in October 2000. Prior to joining Authoriszor Ltd., Mr. Ayres was the General Manager for European Operations for Real Networks, Inc., a company engaged in the internet software business, from 1997 until joining Authoriszor. During 1995-1997, Mr. Ayres was General Manager for Netscape Communications' Northern European operations. Mr. Ayres attended the University of Essex/Cambridge University, majoring in Political Science and Law.

         DAVID J. BLANCHFIELD is a joint founder of Authoriszor Ltd. and has served as Director of Research and Development of Authoriszor Ltd. since 1998. Mr. Blanchfield was a software developer for Synergetics Ltd., a UK software development company, from 1997 through 1999. He held the position of Personal Computer Support Manager at Freemans plc, a UK mail order company, from 1995 through 1997. David Blanchfield has had a varied career in the information technology industry since 1969.

         DON BOX has served as one of our Directors since May 1996 and served as our Assistant Secretary from May 1996 through January 2000. Mr. Box has served as an Executive Vice President at Remington Oil and Gas Corporation, a publicly held oil and gas exploration and production company, since November 1997. He served as Chairman of the Board of Box Energy Corporation, which is listed on NASDAQ, a public company owning oil and gas interests in the Gulf of Mexico and mainland U.S., from 1993 through November 1997, and served as Chief Executive Officer and President of Box Energy Corporation from January 1996 through November 1997. Since 1992, Mr. Box has been President and a Director of Box Brothers Holding Company, which is engaged in the oil and gas business. From 1990 until 1996, Mr. Box was President of Race Circuits Management of Texas, which was engaged in motor sports promotion. Don Box holds a Bachelor of Science degree in Economics from the Wharton School of Business and a Masters degree in Business Administration from Southern Methodist University.

         ANDREW CUSSONS became our Chief Financial Officer and Secretary, and a member of our Board of Directors, on January 31, 2001. Mr. Cussons was appointed Finance Director of Authoriszor Ltd., and Finance Director of Authoriszor Holdings Ltd., both our wholly-owned subsidiaries, in January 2000. Prior to joining Authoriszor Ltd., Mr. Cussons was Finance Director and Secretary for Meta4Systems, a firm specializing in engineering systems integration, from 1998 until joining us. From 1996 until 1998, Mr. Cussons was employed by Cadhouse Systems, a Manchester, England based engineering software business, as the Finance Director and Secretary. Prior to 1996, Mr. Cussons was the proprietor of Churchgate Consulting. Mr. Cussons has a degree in Economics from Manchester University and is a Chartered Accountant.

         GARCIA HANSON became our Chief Operating Officer effective May 8, 2001 upon the consummation of our agreement to increase our equity ownership interest in WRDC Ltd. Mr. Hanson also serves as the Managing Director of WRDC Ltd. and Logsys.solutions Limited, two of our subsidiaries. Mr. Hanson has served as the Managing Director of WRDC Ltd. since 1994.

         JAMES L. JACKSON is a joint founder of Authoriszor Ltd. and served as its Managing Director from our inception in 1997 until October 2000. Mr. Jackson joined our Board in July 1999 and became our Vice President and Secretary in January 2000 and served in such capacities until January 31, 2001. Mr. Jackson remains on our Board of Directors. He previously served as Managing Director of Holdene Group plc, a UK computer information systems and services company, from 1974 through 1996, the year that Holdene Group plc entered administrative receivership in the UK.

         SIR MALCOLM L. RIFKIND has served on our Board since January 2000 and has been a consultant to us since October 1999. In his capacity as a consultant, Sir Malcolm advises us on governmental organizations in the United Kingdom and United States that require highly secure transfers of critical and confidential information. In public service since 1974, he has served in the administrations of English prime ministers Margaret Thatcher and John Major and held posts in the UK including Secretary of State for Scotland, Secretary of State for Transportation, Secretary of State for Defense and Foreign Secretary. Since his retirement from public service in 1996, he has served as a consultant to several businesses including PriceWaterhouseCoopers, and he currently is a director of Ramco Energy plc.

         GEOFF SHINGLES was appointed to our Board effective October 18, 2000. In addition, effective January 31, 2001, Mr. Shingles became the Chairman of Authoriszor Holdings Ltd., replacing James Jackson. Mr. Shingles has over 35 years of multinational general management experience. Most of this experience was gained while Mr. Shingles was employed at Digital Equipment Co. Limited. During his career at Digital, Mr. Shingles held positions including Director of North Europe, Vice President of European Marketing and Corporate Vice President responsible for Digital's operations in thirteen European countries. In addition, Mr. Shingles served as Chairman and Chief Executive of Digital. Mr. Shingles currently holds positions with: Imagination Technologies Group PLC, a provider of video and audio systems, as Chairman since 1994 and Director of Interregnum Venture Marketing Ltd., a high technology venture fund, since 1994. In addition, Mr. Shingles has served as Chairman of Eurotel Telecom Limited, a privately held telecommunications company, since 1998 and Chairman of Nanomagnetics Ltd., a provider of solutions for magnetic storage, since 1999.

         DAVID R. WRAY is a joint founder of Authoriszor Ltd. and since 1998 has been its Chief Technical Officer. He joined our Board in July 1999. He was the chief architect of our product suite, which was developed with David J. Blanchfield and James L. Jackson. Mr. Wray served as Managing Director of Synergetics GB, a UK software development company, from 1997 through 1999 and of Servo Computers Ltd., a computer systems integrator in the UK, from 1996 through 1997. From 1984 through 1996, Mr. Wray held the position of Business Development Manager at Holdene Group plc, a UK computer information systems and services company, until such company entered administrative receivership in the UK.

         For information relating to shares of common stock owned by each of the directors, see "Item 11. Security Ownership of Certain Beneficial Owners and Management."

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially own more than 10% of our common stock ("10% Stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Based solely upon information provided to us by our directors, officers and 10% Stockholders, to our knowledge, we believe that all of these filing requirements were satisfied by our directors, officers and 10% Stockholders.

                  ITEM 10. DIRECTOR AND EXECUTIVE COMPENSATION

Director Compensation

         In addition to the cash compensation listed below, our directors are reimbursed for actual and reasonable out of pocket expenses in connection with attendance at Board and committee meetings.

         In October 2000, Geoff Shingles was appointed to our Board of Directors, and his appointment to the Board of Directors was ratified by our stockholders on November 10, 2000. For his service to the Board of Directors, Mr. Shingles is entitled to a retainer fee of $48,000 per year, payable monthly in arrears. In addition, Mr. Shingles was granted an option to purchase 100,000 shares of our common stock at an exercise price of $9.875 per share. The stock option is immediately exercisable for a three (3) year term. Mr. Shingles was appointed to our Board of Directors for a three year term, provided, however, that Mr. Shingles appointment to the Board of Directors is terminable by us or Mr. Shingles upon three months written notice by either party, as the case may be. In addition, we may terminate Mr. Shingles' directorship immediately under certain circumstances.

         Effective from December 1, 1999, we appointed Raymond Seitz to our Board to serve as Chairman. We granted Mr. Seitz a stock option to acquire 200,000 shares of our common stock at an exercise price of $3.00 per share, that is currently exercisable until October 30, 2002. In addition, he is entitled to a retainer of $4,000 per month. He is required to devote an average of two days per month to his duties to us. Effective November 10, 2001, the director fee payable to Mr. Seitz for his services as Chairman of the Board of Directors was increased to $6,000 per month.

         Effective October 1, 1999, we appointed Sir Malcolm Rifkind as a consultant to our Board of Directors. Under his Consulting Agreement, we granted Sir Malcolm Rifkind a stock option to acquire 200,000 shares of common stock at an exercise price of $1.00 per share, that is currently exercisable until September 30, 2002. In addition, he is entitled to a retainer of (pound)2,500 per month plus Value Added Tax. On January 12, 2000, we elected Sir Malcolm Rifkind to our Board of Directors . Effective November 10, 2001, the Consulting Agreement with Mr. Sir Malcolm Rifkind was terminated and replaced with a director fee agreement pursuant to which Sir Malcolm Rifkind is entitled $4,000 per month for his service to the Board of Directors.

         Effective November 10, 2001, Don Box was entitled to a director fee of $4,000 per month for his service as a member of our Board of Directors. In addition, Mr. Box was granted an option to purchase 100,000 shares of our common stock at an exercise price of $7.75 per share. The stock option is immediately exercisable for a three (3) year term.

Executive Compensation

         The following table provides summary information concerning compensation paid by us to our Chief Executive Officers and the Named Executive Officers for the three most recent fiscal years. In November 1999, we changed our fiscal year end from December 31 to June 30. The summary information provided is for the 12 months ended June 30, 2001, the 12 months ended June 30, 2000 and the 12 months ended December 31, 1999. Certain of the officers referred to below have been paid in pound sterling. For purposes of Summary Compensation Table and the discussion set forth under "Executive Compensation - Employment Contracts, Termination of Employment and Change-in Control Agreements, the foreign currency exchange rate of $1.40 per pound sterling has been used.


         For purposes of this disclosure, the Named Executive Officers consist of:

         o our Chief Executive Officers during the fiscal year ended June 30, 2001 (the "Fiscal Year 2001");
         o the four most highly compensated individuals (other than the CEOs) who were serving as executive officers at the end of Fiscal Year 2001; and
         o two additional individuals who would have been included but for the fact that such individuals were not serving as our executive officers at the end of Fiscal Year 2001.


                           Summary Compensation Table
                                                                                Long Term
                                                                                Compensation No. of
                                            Fiscal    Annual                    Securities            All Other Annual
   Name and Principal Position              Year      Salary       Bonus        Underlying Options    Compensation(1)
   ---------------------------              ----      ------       -----        ------------------    ---------------

   Chief Executive Officers
   Paul Ayres(2)                            2001       $312,256        -0-               400,000         $ 38,539
   Chief Executive Officer and              2000          N/A          N/A              N/A                 N/A
   President                                1999          N/A          N/A              N/A                 N/A

   Richard A. Langevin(3)                   2001       $131,250       $ 31,250           400,000         $841,753(4)
   Former President, CEO and                2000       $112,500       $ 62,500           500,000            -0-
   Interim CFO                              1999           N/A         N/A              N/A                 N/A

   Named Executive Officers
   Andrew Cussons(5)                        2001       $209,958        -0-               300,000         $ 30,867
   Chief Financial Officer and              2000           N/A         N/A              N/A                 N/A
   Secretary                                1999           N/A         N/A              N/A                 N/A

   David Blanchfield                        2001       $148,773        -0-              -0-              $ 26,276
   Research and Development                 2000       $ 87,500       $ 37,500          -0-                 (4)
   Director of Authoriszor Ltd.             1999           N/A         N/A              N/A                 N/A

   Alec Karys(6)                            2001       $144,615       $ 16,016           300,000         $171,411
   Vice President - Engineering             2000           N/A         N/A              N/A                 N/A
                                            1999           N/A         N/A              N/A                 N/A

   David Wray                               2001       $148,773        -0-              -0-              $ 26,276
   Director of the Company and              2000       $ 87,500       $ 37,500          -0-                 (4)
   Chief Technical Officer                  1999           N/A         N/A              N/A                 N/A
   Of Authoriszor Ltd.

   Other Executive Officers
   James L. Jackson(7)                      2001       $ 81,667        -0-              -0-              $285,322
   Director and Former Vice                 2000       $ 87,500       $ 37,500          -0-                 (4)
   President/Secretary of the Company       1999           N/A         N/A              N/A                 N/A

   Barry Jones(8)                           2001       $128,333        -0-                98,714         $219,204
   Former Sales and Marketing               2000       $ 65,625       $ 37,500           131,214            (4)
   Director for Authoriszor Ltd.            1999           N/A         N/A              N/A                 N/A


(1) Except with respect to Messrs. Langevin, Karys, Jackson and Jones (see footnotes 3, 5, 6 and 7, respectively), consists of a pension that has been contributed, or accrued but unpaid, by us in an amount equal to 7.5% of such executive officer's salary for the relevant time period, and a car allowance equal to $15,120 per annum.
(2) Mr. Ayres joined us as the Managing Director of Authoriszor Ltd. effective October 7, 2000, and later became our President and Chief Executive Officer. Accordingly, the compensation information reported is for October 7, 2000 to the end of Fiscal Year 2001.



(3) Mr. Langevin resigned as our President, Chief Executive Officer and Interim Chief Financial Officer effective January 31, 2001. Therefore, the compensation information reflected herein for Fiscal Year 2001 reflects compensation through such date. Please see "Executive Compensation--Employment Contracts, Termination of Employment and Change-in-Control Agreements" for further information concerning the compensation paid to Mr. Langevin in connection with his resignation, including a description of the amounts represented by the figure contained in "All Other Annual Compensation."
(4) Does not include other annual compensation, except for that described in footnote 3, above, because amounts of certain perquisites and other noncash benefits provided by us did not exceed the lesser of $50,000 or 10% of the total annual base salary and bonus disclosed in this table for the respective executive officer.
(5) Mr. Cussons became our Chief Financial Officer and Secretary effective February 1, 2001. Prior to February 1, 2001, Mr. Cussons was the Director of Finance for Authoriszor Ltd. and Authoriszor Holdings Ltd. Accordingly, the compensation information reported is from July 1, 2000 to the end of Fiscal Year 2001.
(6) Mr. Karys joined us as Vice President - Engineering effective October 16, 2000. Accordingly, the salary information reported is for October 16, 2000 to the end of Fiscal Year 2001. In addition, the information disclosed under the heading "All Other Annual Compensation" includes $144,615 payable as a continuation of Mr. Karys' salary following his resignation, effective July 1, 2001, pursuant to the 12 month notice provision contained in his employment agreement with us, and an aggregate car allowance equal to $26,796 for the period from October 16, 2000 to June 30, 2002 (see footnote 1, above). Please see "Employment Contracts, Termination of Employment and Change-in-Control Agreements" in this Item for more information concerning the severance payable to Mr. Karys.
(7) Mr. Jackson was previously our Vice President and Secretary until January 30, 2001. Accordingly, the salary information reported is for the period July 1, 2000 to January 30, 2001. In addition, the information disclosed under the heading "All Other Annual Compensation" includes $230,416 payable as a continuation of Mr. Jackson's salary following his resignation, effective January 30, 2001, in accordance with the terms of his service agreement with us, $23,406 in total pension payments contributed, or accrued but unpaid, by us in an amount equal to 7.5% of such executive officer's salary for the periods July 1, 2000 to July 31, 2002, and an aggregate car allowance equal to $31,500 for the period from July 1, 2000 to July 31, 2002 (see footnote 1, above). Please see "Employment Contracts, Termination of Employment and Change-in-Control Agreements" in this Item for more information concerning the severance payable to Mr. Jackson.
(8) Mr.Jones was previously the Vice President of Sales and Marketing for Authoriszor Ltd. until May 18, 2001. Accordingly, the salary information reported is for the period July 1, 2000 to May 18, 2001. In addition, the information disclosed under the heading "All Other Annual Compensation " includes $168,000 payable as a continuation of Mr. Jones' salary following his resignation, effective May 18, 2001, pursuant to the 12 month notice provision of his service agreement with us, $22,224 in total pension payments contributed, or accrued but unpaid, by us in an amount equal to 7.5% of such executive officer's salary for the periods July 1, 2000 to May 31, 2002, and an aggregate car allowance equal to $28,980 for the period from July 1, 2000 May 31, 2002 (see footnote 1, above). Please see "Employment Contracts, Termination of Employment and Change-in-Control Agreements" in this Item for more information concerning the severance payable to Mr. Jones.



Stock Options

     The following table summarizes information concerning grants of stock options to the Chief Executive Officers and the Named Executive Officers during Fiscal Year 2001.


                   STOCK OPTION GRANTS DURING FISCAL YEAR 2001

                                                           Individual Grants
                                          Number of       % of Total Options
                                         Securities      Granted to Employees
                                         Underlying       During Fiscal Year      Exercise       Expiration
           Name                        Options Granted           2001               Price           Date
           ----                        ---------------           ----               -----           ----

           Paul Ayres                    200,000(1)              10.9%              $9.75         10/06/10
                                         200,000(2)              10.9%              $1.50         02/09/11
           Richard A. Langevin           200,000(3)              10.9%              $6.75
           Andrew Cussons                200,000(2)              10.9%              $1.50         02/09/11
           David Blanchfield                 -0-                  -0-                -0-             -0-
           Alec Karys                    100,000(4)              10.9%             $10.75         10/15/10
                                         100,000(2)              5.5%               $1.50         02/09/10
           James L. Jackson                  -0-                  -0-                -0-             -0-
           Barry Jones                       -0-                  -0-                -0-             -0-
           David Wray                        -0-                  -0-                -0-             -0-


(1) These options vest 25% on each anniversary of the date of grant of such options, assuming that Mr. Ayres is employed by us on each respective vesting date.
(2)  These options are immediately exercisable.
(3) In connection with the Severance Agreement (as derived in "Executive Compensation-Employment Contract, Termination of Employment and Change-in-Control Agreement") entered into by Mr. Langevin and us, Mr. Langevin entered into a Stock Option Agreement, dated as of January 31, 2001 (as derived in "Executive Compensation-Employment Contract, Termination of Employment and Change-in-Control Agreement"). The Severance Agreement provided that all stock option agreements for which Mr. Langevin was not vested as of January 31, 2001 were rescinded and declared null and void and replaced by the Stock Option Agreement. The Stock Option Agreement provided Mr. Langevin with an option to purchase 200,000 shares of our common stock exercisable in increments of (i) 100,000 shares exercisable beginning on January 31, 2001, and (ii) 100,000 shares exercisable beginning on January 31, 2002, all at an exercise price of $6.75 per share. The options granted pursuant to the Stock Option Agreement terminate 10 years following the date of grant. Neither the Severance Agreement nor the Stock Option Agreement affects Mr. Langevin's rights to options granted under prior stock option agreements and that were vested as of the date of the Severance Agreement. See "Employment Contracts, Termination of Employment and Change-in-Control Agreements" for information concerning these option grants.
(4) These options vest 25% on each anniversary of the date of grant of such options, assuming that Mr. Karys is employed by us on each respective vesting date.


     The following table provides certain information concerning the exercise of stock options in Fiscal Year 2001 by the Chief Executive Officers and the Named Executive Officers and unexercised stock options held by such officers at the end of Fiscal Year 2001.



                AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL
              AND OPTION VALUES FOR FISCAL YEAR ENDED JUNE 30, 2001

                                                    Number of Securities Underlying       Value of Unexercised
                                                        Unexercised Options at           In-the-Money Options at
                                                           June 30, 2001 (#)              June 30, 2001 ($) (1)
                                                           -----------------              -----------------
                           Shares
                        Acquired on      Value
Name                      Exercise      Realized     Exercisable     Unexercisable    Exercisable    Unexercisable
----                      --------      --------     -----------     -------------    -----------    -------------

Paul Ayres                   -0-          -0-          200,000          200,000           -0-             -0-
Richard A. Langevin          -0-          -0-          300,000          100,000           -0-             -0-
Andrew Cussons               -0-          -0-          225,000          75,000            -0-             -0-
Alec Karys                   -0-          -0-          100,000          100,000           -0-             -0-
David Blanchfield            -0-          -0-            -0-              -0-             -0-             -0-
James L. Jacison             -0-          -0-            -0-              -0-             -0-             -0-
Barry Jones                  -0-          -0-           32,905           65,809           -0-             -0-
David Wray                   -0-          -0-            -0-              -0-             -0-             -0-



(1) Market value of underlying securities at exercise date or fiscal year end, as the case may be, minus the exercise price.

     During Fiscal Year 2001, Authoriszor Ltd. made certain contributions to directors, executive officers and other employees of Authoriszor Ltd. with respect to the personal pension plan of each such person in the UK. Pursuant to the terms of such plan, Authoriszor Ltd. made a contribution to the personal pension plans of directors and officer of Authoriszor Ltd. in an amount that did not exceed 7.5% of the annual salary of such directors and executive officers. Certain of our Named Executive Officers have received contributions pursuant to such plan. See footnote 1 contained under the table captioned "Summary Compensation Table."

Employment Contracts, Termination of Employment and Change-in-Control Agreements

     In connection with the execution of the agreement to acquire WRDC, our Board of Directors appointed Garcia Hanson as our Chief Operating Officer, effective May 8, 2001. In addition, the Board of Directors of Authoriszor Holdings Ltd. ("AHL") appointed Mr. Hanson as the Operations Director of Authoriszor Ltd., a wholly owned subsidiary of AHL. Mr. Hanson also continued in his capacity as Managing Director of WRDC.

     The Employment Agreement with Mr. Hanson was for an unspecified term, with either party able to terminate the Employment Agreement upon 12 months prior notice of such termination. Pursuant to the Employment Agreement, the Executive was entitled to compensation of:

     o    a base salary of $220,000; and
     o a bonus based upon the achievement of certain quarterly targets as determined by our Board of Directors.

     The agreement contained a nondisclosure provision with an unlimited duration and non-competition and non-interference provisions effective for twelve months subsequent to termination of the agreement.

     We previously entered into Executive Employment Agreement with Richard A. Langevin (the "Executive"), dated as of January 1, 2000, under which the Executive was appointed as our Chief Executive Officer, President and Interim Chief Financial Officer. The term of this agreement was four years, expiring December 31, 2003, and was terminable immediately for cause by either the Executive or us. Pursuant to the Employment Agreement, the Executive was entitled to compensation of:

     o    a base salary of $225,000;
     o a minimum annual bonus of $125,000, payable in pro rata quarterly increments, provided that certain quarterly Management-by-Objectives targets were achieved; and
     o stock options to purchase a cumulative total of 500,000 shares of our common stock at an exercise price of $6.75 per share, subject to certain adjustments as provided in those certain stock option agreements, in increments of: 200,000 shares exercisable on or after January 1, 2001; 100,000 shares exercisable on or after January 1, 2002; 100,000 shares exercisable on or after January 1, 2003; and 100,000 shares exercisable on or after January 1, 2004.

     The options terminated on December 31, 2009. At the Executive's request, we undertook to file a registration statement on Form S-8 registering the issuance of the shares underlying his options, provided that we met the requirements of Form S-8. In the event our business was sold during the term of the agreement, all salary payments and bonus payments under the agreement became immediately due and payable and all options became immediately exercisable. The agreement contained a nondisclosure provision with an unlimited duration and non-competition and non-interference provisions effective for twelve months subsequent to termination of the agreement.

     On January 31, 2001, the Executive resigned his position as our President, Chief Executive Officer and Interim Chief Financial Officer, and his position as director on our Board of Directors. In addition, the Executive resigned from the various officer and director positions he held in certain of our affiliate companies, including our wholly-owned subsidiaries, Authoriszor Holdings Corporation, Authoriszor U.S. Corporation and AHL. In connection with such resignation, we entered into a Severance and Release Agreement, dated January 31, 2001 (the "Severance Agreement"), with the Executive.

     In accordance with the terms of the Severance Agreement, we paid the Executive the following sums of money: (i) $19,791.67, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, which payment reflects salary and bonus earned through January 31, 2001; (ii) $450,000.00, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, which payments reflect a severance payment equal to two years of salary; (iii) $31,250.00, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, for purposes of the Executive's October to December bonus for the year 2000; and (iv) 23,958.00, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, reflecting payment for the Executive's accrued but unused vacation time during the year 2000.

     On January 31, 2002, we are obligated to pay the Executive the sum of $250,000.00, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, as an additional severance payment equal to the Executive's bonus compensation for a two year period. However, this bonus payment was placed in an interest bearing escrow account on January 31, 2001 with instructions to release such funds to the Executive on January 31, 2002. All interest earned on the funds held in the escrow account will be retained by us.

     In addition, we and the Executive entered into a Stock Option Agreement, dated as of January 31, 2001 (the "Stock Option Agreement"). The Severance Agreement provides that all stock option agreements for which the Executive is not vested as of the date of January 31, 2001 are rescinded and declared null and void and replaced by the Stock Option Agreement. The Stock Option Agreement provides the Executive with an option to purchase 200,000 shares of our common stock exercisable in increments of (i) 100,000 shares exercisable beginning on January 31, 2001, and (ii) 100,000 shares exercisable beginning on January 31, 2002, all at an exercise price of $6.75 per share. Neither the Severance Agreement nor the Stock Option Agreement affects the Executives, rights to options granted under prior stock option agreements and which were vested as of the date of the Severance Agreement.

     The Executive elected to reinstate and continue in accordance with the terms of our medical plan and the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, ("COBRA"), and we have agreed to pay on behalf of the Executive, the applicable premium which is required to reinstate and continue such group medical coverage, but only to the extent such coverage was in effect on the date immediately prior to the Executive's resignation date. We will continue such premium payments until the earlier of the following: (i) the first date that the Executive becomes eligible for medical coverage under any other group medical plan; (ii) the date the Executive elects to discontinue medical coverage for himself and his dependents; (iii) the first date that the Executive is no longer otherwise eligible for coverage under COBRA, as determined by us; and (iv) the first anniversary of the Executive's resignation date.

     In consideration of the payment of the above described sums of money and the issuance of the options to purchase shares of our common stock, the Executive agreed to release and waive any and all claims against us and our subsidiaries, including any claim under state or federal law which provides for civil remedies for the enforcement or rights arising out of the employment relationship, any claims for unpaid or withheld wages, and any claims sounding in contract, tort or otherwise; provided, however, that the Executive remains subject to certain provisions in his prior Employment Agreement relating to non-competition, non-disclosure and non-solicitation provisions.

     The Severance Agreement also provides that the Executive is required to return all our proprietary material, including notes, records, reports and such other items obtained by him during the course of his employment. In addition, the Executive is required to return the vehicle provided to him by us. We permitted the utilization by the Executive, at the Executive's own expense, of a certain third-party executive recruiting firm.

     On October 7, 2000, we entered into an Employment Agreement with Paul Ayres pursuant to which Mr. Ayres became the Managing Director of Authoriszor Ltd. The term of this agreement was one year, expiring October 6, 2002. The Employment Agreement was terminable immediately for cause by us, terminable voluntarily by Mr. Ayres upon 45 days written notice, and after the one year term of employment has lapsed, both us and Mr. Ayres were required to give six months notice of termination. Mr. Ayers was entitled to compensation in the following amount (assuming a currency conversion ration of (pound)1.50 British Pounds per $1.00 United States):

     o    a base salary of $277,500;
     o a maximum annual bonus of $210,000, payable monthly, provided that certain revenue targets were achieved; provided, however, that $26,250 shall be payable as a minimum guaranteed bonus for the first three months of employment;
     o in addition, up to an additional $45,000 was payable in the event that other agreed upon targets were achieved;
     o stock options to purchase a cumulative total of 200,000 shares our common stock at an exercise price of $9.75 per share, subject to certain adjustments as provided in the stock option agreement to be executed, that vest 25% per year for a period of four years.

     The options terminate on October 6, 2010. In the event we are sold during the term of the agreement, all salary payments and bonus payments under the agreement became immediately due and payable.

     Effective October 16, 2000, we entered into an Employment Agreement with Alec P. Karys pursuant to which Mr. Karys became the Vice President of Engineering for Authoriszor Inc. The term of this agreement was one year, expiring October 15, 2001. The Employment Agreement was terminable immediately for cause by us, terminable voluntarily by Mr. Karys upon 45 days written notice, and after the one year term of employment has lapsed, both us and Mr. Karys were required to give six months notice of termination. Mr. Karys was entitled to compensation in the following amount:

     o    a base salary of $150,000;
     o a maximum annual bonus of $37,500, payable quarterly upon certain quarterly objectives, as defined by management, were reached;
     o stock options to purchase a cumulative total of 100,000 shares of our common stock at an exercise price of $10.75 per share, subject to certain adjustments as provided in the stock option agreement to be executed, that vest 25% per year for a period of four years.

     The options terminate on October 11, 2008. In the event we are sold during the term of the agreement, all salary payments and bonus payments under the agreement became immediately due and payable.

     Subsequently, in connection with the resignation of the Executive, our Board of Directors announced that is had appointed Paul Ayres, the Managing Director of Authoriszor Ltd., to the positions of President and Chief Executive Officer and appointed Andrew Cussons, the Finance Director of Authoriszor Ltd., our Chief Financial Officer to replace the Executive, effective as of January 31, 2001. In addition, effective January 29, 2001, our Board of Directors appointed Mr. Ayres and Mr. Cussons to our Board of Directors.

     In connection with the foregoing, the Compensation Committee of the Board of Directors agreed to amend and restate that certain Employment Agreement, dated as of October 7, 2000, by and between Mr. Ayres and us, effective February 9, 2001. Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee determined that the agreement should include the following terms:

     o    a base salary of(pound)300,000; and
     o stock options to purchase a cumulative total of 200,000 shares of our common stock at an exercise price of $1.50 per share under our 2000 Omnibus Stock Option and Incentive Plan (the "2000 Plan"), subject to certain adjustments as provided in the stock option agreement to be negotiated and executed in connection with such grant.

     In addition, the Compensation Committee of the Board of Directors agreed to amend and restate that certain Employment Agreement by and between Mr. Cussons and us, effective February 9, 2001. Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee determined that the agreement should include the following terms:

     o    a base salary of(pound)200,000;
     o stock options to purchase a cumulative total of 200,000 shares of our common stock at an exercise price of $1.50 per share under the 2000 Plan, subject to certain adjustments as provided in the stock option agreement to be negotiated and executed in connection with such grant.

     Finally, the Compensation Committee of the Board of Directors agreed to amend and restate that certain Employment Agreement by and between Mr. Karys and us, effective February 9, 2001. Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee determined that the agreement should include the following terms:

     o    a base salary of $250,000;
     o stock options to purchase a cumulative total of 100,000 shares of our common stock at an exercise price of $1.50 per share under the 2000 Plan, subject to certain adjustments as provided in the stock option agreement to be negotiated and executed in connection with such grant.

     On July 22, 1999, the date we acquired Authoriszor Ltd., each of James Jackson, David Wray and David Blanchfield entered into service agreements with Authoriszor Ltd, under which they were appointed as follows:

        James L. Jackson                 Managing Director
        David R. Wray                    Technical Director
        David Blanchfield                Research Development Director

     The agreements are all for an initial fixed three year term and terminable thereafter on 12 months' notice after the expiration of the term by either party. They were initially entitled to an annual salary of $105,000 together with an entitlement to earn up to a further $35,000 by way of bonus, based on agreed targets, during the first year after February 18, 2000, the date we completed our $30,000,000 placement in the United Kingdom and Europe of 2,727,273 shares of our common stock. In addition, each individual is entitled to receive a contribution of 7.5% of basic salary to his personal pension scheme. The agreements also contain provisions dealing with the ownership of intellectual property and a restrictive covenant for a 12 month period after termination of employment.

     Effective July 1, 2000, the agreements were amended to increase the annual salary payable thereunder to $148,400 per year for Messrs. Wray and Blanchfield and $140,000 for Mr. Jackson.

     CMM Ventures Limited, which is controlled by Barry Jones, entered into a consultancy agreement with Authoriszor Ltd. on July 22, 1999, under which CMM Ventures Limited would provide the services of Barry Jones as Marketing Director designate of Authoriszor Ltd. The fee payable under such agreement was approximately $4,950 plus Value Added Tax per month. The consultancy agreement was set up for an initial period of 6 months, and after that period was terminable by either party on one month's notice. The CMM Ventures Limited consultancy agreement was terminated with effect on November 30, 1999, at which time Barry Jones entered into a service agreement with Authoriszor Ltd. with effect from December 1, 1999, on terms similar to those set out above for each of Messrs. Jackson, Wray and Blanchfield, at an initial annual salary of $105,000, an initial bonus, based on agreed targets of up to $35,000, and a fixed term to expire on December 1, 2001 and terminable thereafter on 12 months' notice after the expiration of the term by either party. Effective July 1, 2000, Mr. Jones' service agreement was amended to increase the annual salary payable thereunder to $140,000.

     Effective January 29, 2001, James L. Jackson resigned from his position as Chairman of the Board of Authoriszor Ltd. and from his position as our Vice President and Secretary. Mr. Jackson continues as a member of our Board of Directors. In connection with Mr. Jackson's resignation, the Company agreed to continue to pay Mr. Jackson's salary, car allowance and pension contribution benefits following his resignation during the remaining term of the service agreement, and the Company and Mr. Jackson agreed to adjust Mr. Jackson's salary for purposes of his service agreement as follows: continue paying $140,000 in annualized salary to Mr. Jackson for the months of February and March of 2001, increase his annualized salary to $175,000, which includes certain payments owed to Mr. Jackson, for the period April 2001 through July 2001 and thereafter decrease his annualized salary to $148,750 for the period from August 1, 2001 to July 31, 2002. In addition, effective May 18, 2001, Barry Jones resigned from his  position  as  Director  of Sales and  Marketing  for  Authoriszor  Ltd.  In
connection with Mr. Jones' resignation, the Company agreed to pay Mr. Jones' salary, car allowance and pension contribution benefits following his resignation during the 12 months' notice period of his service agreement, and the Company and Mr. Jones agreed to increase Mr. Jones' salary to $168,000, which included certain payments owed to Mr. Jones, during this period. Finally, effective July 1, 2001, Mr. Karys resigned his position as our Vice President - Engineering. We have agreed to continue to pay Mr. Karys' salary and car allowance in accordance with the 12 month notice provision contained in his amended employment agreement. See footnotes 5, 6 and 7 contained in the table captioned "Summary Compensation Table."


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Our only outstanding class of equity securities is our common stock. The following table sets forth certain information with respect to beneficial ownership of our common stock as of October 17, 2001, by

     o each person known by us to beneficially own more than 5% of the outstanding shares of common stock;
     o    our directors;
     o    our Named Executive Officers; and
     o    all of our executive officers and directors as a group.



                                                                      Shares of           Percentage of Shares
                                                                     Common Stock            Of Common Stock
          Person or Group                                       Beneficially Owned (1)     Beneficially Owned
          ---------------                                       ----------------------     ------------------

Directors:
---------

Raymond G. H. Seitz (2)+                                         200,000                   1.1%
Paul Ayres(3)+++                                                 250,000                   1.4%
Don Box (4)++                                                    166,500                      *
Andrew Cussons (5)+                                              259,300                   1.4%
James L. Jackson (6)+                                          1,272,608                   6.9%
Sir Malcolm L. Rifkind (7)+                                      200,000                   1.1%
Geoff Shingles (8)+                                              100,000                      *
David R. Wray (6)+                                             1,260,429                   6.8%

Named Executive Officers:
------------------------

David Blanchfield(6)+                                          1,275,037                    6.9
Alec Karys(9)                                                    125,000                      *
Barry Jones(10)                                                   98,714                      *

Directors and Executive Officers as a Group:                   5,606,736                  30.1%
(11 persons) (11)

Beneficial Owners of 5% or More of the Company's
Outstanding Common Stock:

Roy Williams (12)                                              1,959,842                  10.6%
         Birkett House, 27 Albermarle Street
         London W1X 4LQ, England
---------------------------------------

+ The address for these executive officers and directors is Windsor House, Cornwall Road, Harrogate, North Yorkshire HG1 2PW United Kingdom.
++ The address for this director is 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211.
+++ The address for this executive officer and director is Knyvett House, The Causeway, Staines, Middlesex TW18 3BA, United Kingdom.
++++ The address for this executive  officer is 1st Floor Ebor Court,  Westgate,
     Leeds LS1 4ND, England.
*    Less than one percent (1%)

(1) Based upon 18,456,698 shares of common stock outstanding as of October 29, 2001 and calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Unless otherwise indicated, includes shares owned by a spouse, minor children or by relatives sharing the same home, entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days of October 29, 2001 by the exercise of any right or option ("Presently Exercisable Options"). Unless otherwise noted, shares are owned of record and beneficially by the named person.
(2) Represents a stock option to acquire 200,000 shares of our common stock at an exercise price of $3.00 per share which is currently exercisable until October 30, 2002.
(3) Mr. Ayres was granted an option to purchase 200,000 shares of common stock at an exercise price of $9.75 per share which vests up to 25% per year annually beginning on October 7, 2001. In addition, effective February 9, 2001, Mr. Ayres was granted a further option to acquire 200,000 shares of common stock at an exercise price of $1.50. This further option is immediately exercisable for a 10 year term.
(4) Mr. Box was granted a stock option to acquire 100,000 shares of our common stock at an exercise price of $7.75 per share on November 10, 2000. The stock option is immediately exercisable for a three (3) year term.
(5) Mr. Cussons has been granted an option to purchase 100,000 shares of common stock at an exercise price of $6.75 per share which vests up to 25% per year annually beginning January 1, 2001. In addition, effective February 9, 2001, Mr. Cussons was granted a further option to acquire 200,000 shares of common stock at an exercise price of $1.50. This further option is immediately exercisable for a 10 year term.
(6) Includes shares of our common stock issued to these individuals pursuant to the acquisition of ITIS Technologies Ltd., now named Authoriszor Ltd.
(7) Represents a stock option to acquire 200,000 shares of our common stock at an exercise price of $1.00 per share which is currently exercisable until September 30, 2002.
(8) Pursuant to the agreement between us and Mr. Shingles relating to his appointment to the Board of Directors, dated October 18, 2000, we granted Mr. Shingles a stock option to acquire 100,000 shares of our common stock at an exercise price of $9.875 per share. The stock option is immediately exercisable for a three (3) year term.



(9) Mr. Karys was granted an option to purchase 100,000 shares of our common stock at an exercise price of $10.75 per share which vests up to 25% per year annually beginning on October 15, 2001. In addition, effective February 9, 2001, Mr. Karys was granted a further option to acquire 100,000 shares of our common stock at an exercise price of $1.50. This further option is immediately exercisable for a 10 year term.
(10) Mr. Jones was granted an option to purchase 131,214 shares of common stock at an exercise price of $2.00 per share which vests up to 25% per year annually beginning October 1, 2000. The options granted to Mr. Jones terminate ten years following the date of grant.
(11) Includes the shares of common stock issuable upon exercise of the Presently Exercisable Options discussed in notes 2, 3, 4, 5, 6, and 7 and 10, 50,000 shares of common stock issuable upon exercise Presently Exercisable Options granted to Mr. Cussons with respect to his initial option grant, 50,000 shares of common stock issuable upon exercise of Presently Exercisable Options to Mr. Ayres, with respect to his initial option grant, 25,000 shares of common stock issuable pursuant to Presently Exercisable Option to Mr. Karys, with respect to his initial option grant, 464,957 shares of common stock issued to Garcia Hanson in connection with the increase in our ownership of the outstanding capital stock of WRDC from 27.2% (25.1% on a fully-diluted basis) to 66.4%, and 32,905 shares of common stock issuable upon the exercise of Presently Exercisable Options granted to Mr. Jones. Does not include 97,778 shares of common stock that may be issued to Garcia Hanson subject to the realization of certain accounts receivable by WRDC or the shares of our common stock that may be issued to Garcia Hanson in connection with the acquisition of the remainder of the outstanding
         WRDC   shares  not  already   owned  by  us.  See  "Item  12.   Certain
         Relationships   and  Related   Transactions."   For  more   information
         concerning our purchase of an increased ownership interest in WRDC, please see our Current Report on Form 8-K/A, filed with the SEC on September 17, 2001.
(12) Includes 655,334 shares of the Company's common stock held by Zalcany Limited, a company organized under the laws of the UK of which Roy Williams owns 50% of the issued share capital and is one of two directors; 290,000 shares of our common stock held by Mustardseed Estates Ltd., a company organized under the laws of the UK of which Roy Williams retains 99.9% voting control; and 67,500 shares of our common stock held by the Cardinal Williams Pension Fund, a UK pension fund of which Roy Williams is one of two trustees and the sole beneficiary. Includes 484,008 shares held by an Isle of Man trust in which Roy
         Williams is included in a class of potential beneficiaries. Mr. Williams disclaims beneficial ownership of the shares owned by this trust.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There are no material proceedings to which any of our directors, officers or other affiliates, any owner of record or beneficially of more than five percent of any class of our voting securities, or any associate of any of our directors, officers, affiliates or such security holders is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries. It is our intention that in the future, transactions with its directors, officers, employees or affiliates will be minimal and will be approved in advance by a majority of the disinterested members of our Board of Directors.

     The following summarizes certain material agreements between us and our executive officers, directors and existing stockholders with a beneficial interest in excess of 5% of our outstanding common stock. The summary is not a complete description of such agreements and, therefore, this discussion is qualified in its entirety by reference to the agreements, copies of which will be made available for inspection upon written request and have been filed by us with the Securities and Exchange Commission. It is our intention that in the future, transactions with its directors, officers, employees or affiliates will be minimal and will be approved in advance by a majority of the disinterested members of our Board of Directors.

     On May 8, 2001, we purchased an additional equity interest in WRDC Ltd., a company incorporated in the United Kingdom, increasing our ownership interest from 27.2% (25.1% on a fully diluted basis) to 66.4%. We issued to certain shareholders of WRDC 929,914 shares of our common stock, one-half of which was issued to Garcia Hanson, currently our Chief Operating Officer, and paid cash of approximately $996,000 to such shareholders of WRDC, one-half of which was paid to Mr. Hanson. We also committed to issue an additional 195,555 shares of our common stock equally to each of Mr. Hanson and such other shareholders of WRDC, subject to the realization of certain of WRDC's accounts receivable. Also on this date we subscribed for additional WRDC shares from WRDC for a purchase price of approximately $720,000 and granted options to WRDC employees to purchase 237,000 shares of our common stock. Also on this date, we committed to acquire the remaining 33.6% ownership interest in WRDC not already owned by us upon the occurrence of certain events, but in no event later than January 1, 2002. The purchase price payable to such other shareholders for the remaining interest is approximately $3,100,000, of which Mr. Hanson will receive one-half. We are required to pay approximately $1,564,000 in cash, of which $1,260,000 is in an escrow account, and we are required to pay the remaining portion by issuing shares of our common stock to such shareholders of WRDC. However, in the event that the exchange ratio set forth in the acquisition documents would require us to issue more than 19.9% of the issued and outstanding shares of our common stock, as of May 7, 2001, we will instead be required to pay to such shareholders of WRDC an amount in cash equal to the aggregate market value of such excess shares. Moreover, when we acquire the remainder of shares of outstanding capital stock of WRDC, we may be obligated to make such payment entirely in cash if:


         o we declare, or otherwise seek, or are forced to seek, protection from creditors under the federal bankruptcy laws; or
         o if, on the date that we are otherwise required to purchase the remaining outstanding shares of capital stock of WRDC, we are not listed on Nasdaq or the OTC Bulletin Board, or otherwise quoted on a public market in North America or Europe.

         In connection with the transaction whereby we increased our ownership interest in WRDC, our Board of Directors appointed Garcia Hanson as our Chief Operating Officer. In addition, Mr. Hanson has joined the Board of Directors of Authoriszor Holdings Ltd. and Authoriszor Ltd., and has been appointed as the Operations Director of Authoriszor Ltd. Mr. Hanson will also continue in his capacity as Managing Director of WRDC. For further information concerning the terms and conditions upon which we acquired WRDC, please see our Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission on October 19, 2001.

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

     Exhibit No.                            Description
     -----------                            -----------

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

         10.28(5)   Shareholders'  Agreement,  dated as of January 27, 2000,  by and among  Authoriszor  Holdings  Ltd.,  WRDC  Limited,  the shareholders of WRDC Limited and Authoriszor Inc.,  relating to WRDC Limited. (Exhibit 10.12)
         10.29(5)   Letter  Agreement,  dated  February 22, 2000, by and between
                    Authoriszor  Holdings Ltd. and WRDC Limited regarding credit facility. (Exhibit 10.13)
         10.30(5)   Letter  Agreement,  dated  February 22, 2000, by and between
                    Authoriszor  Holdings Ltd. and WRDC Limited regarding credit facility. (Exhibit 10.14)
         10.31(6)   Share Sale  Agreement,  dated as of January 28, 2000, by and between  Authoriszor  Inc. and Golden  Ridge Group  Limited.
                    (Exhibit 2.1)
         +10.32(7)  Stock Option Agreement, dated as of January 1, 2000, between
                    Authoriszor Inc. and Richard A. Langevin (Exhibit 10.33).
         +10.33(7)  Stock Option Agreement, dated as of January 1, 2000, between
                    Authoriszor Inc. and Richard A. Langevin (Exhibit 10.34).
         +10.34(7)  Stock Option Agreement, dated as of January 1, 2000, between
                    Authoriszor Inc. and Richard A. Langevin (Exhibit 10.35)
         +10.35(7)  Stock Option Agreement, dated as of January 1, 2000, between
                    Authoriszor Inc. and Richard A. Langevin (Exhibit 10.36).
         +10.36(7)  Stock  Option  Agreement,  dated  as of  November  1,  1999, between Authoriszor Inc. and Raymond Seitz (Exhibit 10.37).
         10.37(7)   Lease  Agreement,  dated  as  of  April  28,  2000,  between
                    Authoriszor  Inc. and  Massachusetts  Mutual Life  Insurance
                    Company (Exhibit 10.38).
         10.38(7)   Consulting  Agreement,  dated  as  of  April  2000,  between
                    Authoriszor Inc. and Fred Sawin (Exhibit 10.39).
         10.39(7)   Employment  Agreement,  dated as of March 15, 2000,  between
                    Authoriszor Inc. and Ed Vasko (Exhibit 10.40).
         10.40(8)   Consulting   Agreement,   dated   July  1,   2000,   between
                    Authoriszor  Inc.  and  Commercial  Technology  Ltd (Exhibit
                    10.40).
         10.41(8)   Reimbursement  Agreement,   dated  September  28,  2000  and
                    effective as of October 1, 1999,  between  Authoriszor  Inc.
                    and Authoriszor Ltd. (Exhibit 10.41).
        +10.42(9)   Letter  Agreement,  dated  as of  September  30,  2000,  and executed as of October 31, 2000, by and between  Authoriszor
                    Inc. and Godfrey S. Shingles (Exhibit 10.1).
       +10.43(9)    Letter of Employment, dated October 16, 2000, by and between
                    Authoriszor Inc. and Alec P. Karys (Exhibit 10.2).
       +10.44(9)    Letter of Employment,  dated October 4, 2000, by and between
                    Authoriszor Inc. and Paul Ayres (Exhibit 10.3).
        10.45(9)    Consulting  Agreement,  dated July 21, 2000,  by and between
                    Authoriszor Inc. and Edward F. Rogers (Exhibit 10.4).
      +10.46(10)    Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan.
       +10.47(7)    Letter of  Employment,  dated May 1,  2000,  by and  between
                    Authoriszor Inc. and Fred Sawin (Exhibit 10.39)
      +10.48(11)    Severance  and  Release  Agreement,  dated as of January 29,
                    2001,  by  and  between  Authoriszor  Inc.  and  Richard  A.
                    Langevin.
     +10.49(11)     Stock Option Agreement, dated as of January 31, 2000, by and between Authoriszor Inc. and Richard A. Langevin.
     +10.50(12)     Service  Agreement,  dated as of May 8,  2001,  by and among
                    Authoriszor  Inc.  and Garcia  Hanson.  Form of Stock Option
                    Agreement,  dated  as of May 8,  2001,  by and  between  the
                    Authoriszor  Inc.  and each of the  former  holders  of WRDC
                    Options (Exhibit 10.1).
     +10.51(12)     Form of Stock Option Agreement,  dated as of May 8, 2001, by and  between  the  Authoriszor  Inc.  and each of the former holders of WRDC Options (Exhibit 10.2).
      10.52(15)     Sublease  Agreement,  effective  as of July 1, 2001,  by and between Authoriszor Inc. and Directech, Inc.
     +10.53(15)     Stock Option Agreement,  dated as of October 7, 2000, by and between Authoriszor Inc. and Paul Ayres.
     +10.54(15)     Stock Option Agreement, dated as of October 16, 2000, by and between Authoriszor Inc. and Alec Karys.
     +10.55(15)     Stock Option  Agreement,  dated as of November 10, 2000,  by and between Authoriszor Inc. and Don Box.
     +10.56(15)     Stock Option Agreement, dated as of October 18, 2000, by and between Authoriszor Inc. and Geoff Shingles.

     +10.57(15)     Form of Stock Option  Agreement  by and between  Authoriszor
                    Inc. and various  employees with respect to the  Authoriszor
                    Inc. 2000 Omnibus Stock and Incentive Plan.
     +10.58(15)     Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Paul Ayres.
     +10.59(15)     Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Andrew Cussons.
     +10.60(15)     Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Alec Karys.
     +10.61^        Stock Option  Agreement,  dated as of July 21, 2000,  by and between Authoriszor Inc. and EFR LLC.
      23.1^         Consent of Grant Thornton

-----------------

^        Filed herewith.
+        Compensation plan, benefit plan or employment contract or arrangement.
(1) Incorporated by reference to the exhibit shown in parenthesis included in our Annual Report on Form 10-KSB for the period ended December 31, 1996, filed by us with the Securities and Exchange Commission.
(2) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed January 5, 1999 by us with the Securities and Exchange Commission.
(3) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 10, 2000.
(4) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed by us with the Securities and Exchange Commission on August 6, 1999.
(5) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.
(6) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K, filed by us on February 14, 2000 with the Securities and Exchange Commission.
(7) Incorporated by reference to the Exhibit shown in parenthesis from our Registration Statement on Form S-1, filed by us on May 18, 2000 with the Securities and Exchange Commission.
(8) Incorporated by reference to the exhibit shown in parenthesis from our Annual Report on Form 10-KSB, filed by us on September 29, 2000 with the Securities and Exchange Commission.
(9) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB, filed by us on November 14, 2000 with the Securities and Exchange Commission.
(10) Incorporated by reference to Appendix A contained in our definitive Proxy Statement pertaining to the 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 10, 2000 pursuant to Regulation 14A.
(11) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on January 30, 2001.
(12) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on May 9, 2001.
(13) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB filed by us with the Securities and Exchange Commission on February 14, 2001.
(14) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on July 16, 2001.
(15) Previously filed as the exhibit indicated contained in our Annual Report on Form 10-KSB filed by us with the Securities and Exchange Commission on October 22, 2001.


(d)      Reports on Form 8-K.
         --------------------

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2001.

                                      AUTHORISZOR INC.


                                      By: /s/ Paul Ayres
                                         ---------------------------------------
                                         Paul Ayres
                                         Chief Executive Officer and President
                                         (Principal Executive Officer)


                                      By: /s/ Andrew Cussons
                                         ---------------------------------------
                                         Andrew Cussons
                                         Chief Financial Officer
                                         (Principal Financial Officer)

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

                   Signature                                    Title                              Date


                *                                 Chairman of the Board and                  November __, 2001
--------------------------------------------      Chairman of Authoriszor Inc.
Raymond G.H. Seitz

  /s/ Paul Ayres                                  Chief Executive Officer                    November 5, 2001
--------------------------------------------      (Principal Executive Officer),
      Paul Ayres                                  President and Director


                *                                 Director                                   November __, 2001
--------------------------------------------
Don. D. Box
                                                  Chief Financial Officer
  /s/ Andrew Cussons                              (Principal Financial Officer),             November 5, 2001
--------------------------------------------      Secretary  and Director
Andrew Cussons

                 *                                Director                                   November __, 2001
--------------------------------------------
James. L. Jackson

                                                  Director                                   November __, 2001
--------------------------------------------
Sir Malcolm Rifkind

                 *                                Director                                   November __, 2001
--------------------------------------------
Godfrey S. Shingles

                 *                                Director                                   November __, 2001
--------------------------------------------
David R. Wray

*By:                                                                                         November 5, 2001
    ----------------------------------------
      Paul Ayres
      Attorney-in-Fact


                                INDEX TO EXHIBITS


     Exhibit No.                            Description
     -----------                            -----------

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

         10.28(5)   Shareholders'  Agreement,  dated as of January 27, 2000,  by and among  Authoriszor  Holdings  Ltd.,  WRDC  Limited,  the shareholders of WRDC Limited and Authoriszor Inc.,  relating to WRDC Limited. (Exhibit 10.12)
         10.29(5)   Letter  Agreement,  dated  February 22, 2000, by and between
                    Authoriszor  Holdings Ltd. and WRDC Limited regarding credit facility. (Exhibit 10.13)
         10.30(5)   Letter  Agreement,  dated  February 22, 2000, by and between
                    Authoriszor  Holdings Ltd. and WRDC Limited regarding credit facility. (Exhibit 10.14)
         10.31(6)   Share Sale  Agreement,  dated as of January 28, 2000, by and between  Authoriszor  Inc. and Golden  Ridge Group  Limited.
                    (Exhibit 2.1)
         +10.32(7)  Stock Option Agreement, dated as of January 1, 2000, between
                    Authoriszor Inc. and Richard A. Langevin (Exhibit 10.33).
         +10.33(7)  Stock Option Agreement, dated as of January 1, 2000, between
                    Authoriszor Inc. and Richard A. Langevin (Exhibit 10.34).
         +10.34(7)  Stock Option Agreement, dated as of January 1, 2000, between
                    Authoriszor Inc. and Richard A. Langevin (Exhibit 10.35)
         +10.35(7)  Stock Option Agreement, dated as of January 1, 2000, between
                    Authoriszor Inc. and Richard A. Langevin (Exhibit 10.36).
         +10.36(7)  Stock  Option  Agreement,  dated  as of  November  1,  1999, between Authoriszor Inc. and Raymond Seitz (Exhibit 10.37).
         10.37(7)   Lease  Agreement,  dated  as  of  April  28,  2000,  between
                    Authoriszor  Inc. and  Massachusetts  Mutual Life  Insurance
                    Company (Exhibit 10.38).
         10.38(7)   Consulting  Agreement,  dated  as  of  April  2000,  between
                    Authoriszor Inc. and Fred Sawin (Exhibit 10.39).
         10.39(7)   Employment  Agreement,  dated as of March 15, 2000,  between
                    Authoriszor Inc. and Ed Vasko (Exhibit 10.40).
         10.40(8)   Consulting   Agreement,   dated   July  1,   2000,   between
                    Authoriszor  Inc.  and  Commercial  Technology  Ltd (Exhibit
                    10.40).
         10.41(8)   Reimbursement  Agreement,   dated  September  28,  2000  and
                    effective as of October 1, 1999,  between  Authoriszor  Inc.
                    and Authoriszor Ltd. (Exhibit 10.41).
        +10.42(9)   Letter  Agreement,  dated  as of  September  30,  2000,  and executed as of October 31, 2000, by and between  Authoriszor
                    Inc. and Godfrey S. Shingles (Exhibit 10.1).
       +10.43(9)    Letter of Employment, dated October 16, 2000, by and between
                    Authoriszor Inc. and Alec P. Karys (Exhibit 10.2).
       +10.44(9)    Letter of Employment,  dated October 4, 2000, by and between
                    Authoriszor Inc. and Paul Ayres (Exhibit 10.3).
        10.45(9)    Consulting  Agreement,  dated July 21, 2000,  by and between
                    Authoriszor Inc. and Edward F. Rogers (Exhibit 10.4).
      +10.46(10)    Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan.
       +10.47(7)    Letter of  Employment,  dated May 1,  2000,  by and  between
                    Authoriszor Inc. and Fred Sawin (Exhibit 10.39)
      +10.48(11)    Severance  and  Release  Agreement,  dated as of January 29,
                    2001,  by  and  between  Authoriszor  Inc.  and  Richard  A.
                    Langevin.
     +10.49(11)     Stock Option Agreement, dated as of January 31, 2000, by and between Authoriszor Inc. and Richard A. Langevin.
     +10.50(12)     Service  Agreement,  dated as of May 8,  2001,  by and among
                    Authoriszor  Inc.  and Garcia  Hanson.  Form of Stock Option
                    Agreement,  dated  as of May 8,  2001,  by and  between  the
                    Authoriszor  Inc.  and each of the  former  holders  of WRDC
                    Options (Exhibit 10.1).
     +10.51(12)     Form of Stock Option Agreement,  dated as of May 8, 2001, by and  between  the  Authoriszor  Inc.  and each of the former holders of WRDC Options (Exhibit 10.2).
      10.52(15)     Sublease  Agreement,  effective  as of July 1, 2001,  by and between Authoriszor Inc. and Directech, Inc.
     +10.53(15)     Stock Option Agreement,  dated as of October 7, 2000, by and between Authoriszor Inc. and Paul Ayres.
     +10.54(15)     Stock Option Agreement, dated as of October 16, 2000, by and between Authoriszor Inc. and Alec Karys.
     +10.55(15)     Stock Option  Agreement,  dated as of November 10, 2000,  by and between Authoriszor Inc. and Don Box.
     +10.56(15)     Stock Option Agreement, dated as of October 18, 2000, by and between Authoriszor Inc. and Geoff Shingles.

     +10.57(15)     Form of Stock Option  Agreement  by and between  Authoriszor
                    Inc. and various  employees with respect to the  Authoriszor
                    Inc. 2000 Omnibus Stock and Incentive Plan.
     +10.58(15)     Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Paul Ayres.
     +10.59(15)     Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Andrew Cussons.
     +10.60(15)     Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Alec Karys.
     +10.61^        Stock Option  Agreement,  dated as of July 21, 2000,  by and between Authoriszor Inc. and EFR LLC.
      23.1^         Consent of Grant Thornton

-----------------

^        Filed herewith.
+        Compensation plan, benefit plan or employment contract or arrangement.
(1) Incorporated by reference to the exhibit shown in parenthesis included in our Annual Report on Form 10-KSB for the period ended December 31, 1996, filed by us with the Securities and Exchange Commission.
(2) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed January 5, 1999 by us with the Securities and Exchange Commission.
(3) Incorporated by reference to the exhibit shown in parenthesis to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 10, 2000.
(4) Incorporated by reference to the exhibit shown in parenthesis included in our Current Report on Form 8-K, filed by us with the Securities and Exchange Commission on August 6, 1999.
(5) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999.
(6) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K, filed by us on February 14, 2000 with the Securities and Exchange Commission.
(7) Incorporated by reference to the Exhibit shown in parenthesis from our Registration Statement on Form S-1, filed by us on May 18, 2000 with the Securities and Exchange Commission.
(8) Incorporated by reference to the exhibit shown in parenthesis from our Annual Report on Form 10-KSB, filed by us on September 29, 2000 with the Securities and Exchange Commission.
(9) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB, filed by us on November 14, 2000 with the Securities and Exchange Commission.
(10) Incorporated by reference to Appendix A contained in our definitive Proxy Statement pertaining to the 2000 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on October 10, 2000 pursuant to Regulation 14A.
(11) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on January 30, 2001.
(12) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on May 9, 2001.
(13) Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB filed by us with the Securities and Exchange Commission on February 14, 2001.
(14) Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on July 16, 2001.
(15) Previously filed as the exhibit indicated contained in our Annual Report on Form 10-KSB filed by us with the Securities and Exchange Commission on October 22, 2001.