Form 10QSB
period 2001-09-30
AUTHORISZOR INC
filed 2001-11-14
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

                      For Quarter Ended September 30, 2001
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

Windsor House, Cornwall Road,
Harrogate, North Yorkshire,
 HG1 2 PW                                              HG1 2 PW
--------------------------------------------------------------------------------
(Address of principal                               (Postal Code)
 executive offices)

     Registrant's telephone number, including area code: 011-44-1423-730-300
                                                         -------------------

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

                                    YES  X     NO
                                       -----      -----

As of November 14, 2001, there were 18,456,698 shares of the common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO      X
     ----------       ------------


                                AUTHORISZOR INC.

                               September 30, 2001

                                      INDEX
                                                                                                       Page No.
                                                                                                       --------

PART I.           FINANCIAL INFORMATION


         Item 1.  Financial Statements
         ------
                  Consolidated Balance Sheets as of September 30, 2001 (unaudited)
                  and June 30, 2001 (audited) ............................................................F-1

                  Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 (unaudited)...........................................F-2

                  Consolidated Statements of Cash Flows for the three months ended
                  September 30, 2001 and 2000 (unaudited).................................................F-3

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

         Item 2.  Changes in Securities ....................................................................6
         ------

         Item 3.  Defaults Upon Senior Securities...........................................................7
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................7
         ------

         Item 5.  Other Information.........................................................................7
         ------

         Item 6.  Exhibits and Reports on Form 8-K..........................................................7
         ------

SIGNATURES..................................................................................................8

                                       i


AUTHORISZOR INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(UNAUDITED)

                                                                               September 30,    June 30, 2001
                                                                                   2001           (audited)
                                                                                (unaudited)
                                                                                      $                $

            ASSETS

            Cash                                                                      6,437,359      9,340,029
            Receivables
              Trade                                                                   2,142,986      1,912,158
              Accrued interest                                                           22,223        489,783
              Other Debtors and VAT                                                     464,763        119,215
            Prepaid expenses                                                            411,309        677,912
            Work-in-progress and amounts recoverable on contracts                       245,956              -
            Restricted cash                                                           1,734,058      1,728,276
                                                                                --------------------------------
            Total current assets                                                     11,458,654     14,267,373

            Investment in securities, available-for-sale                                      -        875,655
            Computer and office equipment, net of accumulated depreciation              636,489        612,527
            Goodwill net of accumulated amortization                                  7,816,854      6,000,252
            Other                                                                       229,326        233,270
                                                                                --------------------------------
                                                                                      8,682,669      7,721,704
                                                                                --------------------------------
                                                                                    $20,141,323    $21,989,077
                                                                                ================================

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Accounts payable - trade                                                  1,547,878      1,060,688
            Accrued liabilities and other payables                                    2,923,344      3,707,960
            Bank overdraft                                                              302,751              -
            Deferred revenue                                                            893,164      1,089,887
            Payable related to WRDC acquisition                                       3,121,292      3,121,292
            Payable related to Logsys acquisition                                       134,738         99,304
            Current maturities of capital lease obligations                              95,035              -
                                                                                -------------------------------
            Total current liabilities                                                 9,018,202      9,079,131

            Long term capital lease obligations, less current maturities                145,748        127,546

            Stockholders' equity
            Preferred stock, par value $.01 per share; authorized: 2,000,000 shares; issued:  none
            Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 18,456,698 shares at
               September 30, 2001 and 18,456,698 at June 30, 2001                       184,567        184,567
            Additional paid-in capital                                               36,181,317     36,174,317
            Accumulated other comprehensive income:
            Cumulative foreign exchange translation adjustment                          792,894        982,753
            Unrealized gains on available for sale securities                                 -        364,725
            Accumulated deficit during the development stage                        (26,181,405)   (24,923,962)
                                                                                -------------------------------
            Total stockholders' equity                                               10,977,373     12,782,400
                                                                                -------------------------------
                                                                                    $20,141,323    $21,989,077
                                                                                ===============================


The accompanying notes are an integral part of these statements.

AUTHORISZOR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             For the three months ended
                                                    September 30,
                                                2001             2000
                                                  $               $

Net sales                                     1,934,260            8,239
Cost of sales                                   606,857            1,678
                                           ---------------- ---------------
Gross profit                                  1,327,403            6,561

Operating expenses
  Administrative                              3,078,365        3,175,862
  Marketing and advertising                      42,588          300,534
                                           ---------------- ---------------
Total operating expenses                      3,120,953        3,476,396
                                           ---------------- ---------------
Operating loss                               (1,793,550)      (3,469,835)

Other income (expense)
  Interest income, net                           87,870          383,885
  Gain on sale of investments                   283,018                -
  Currency transaction gains (losses)           154,186       (1,022,229)
  Equity in earnings of WRDC                          -           11,710
                                           ---------------- ---------------
Total other income (expense), net               525,074         (626,634)
                                           ---------------- ---------------
Net loss                                    $(1,268,476)     $(4,096,469)
                                           ================ ===============

Weighted average shares outstanding:
    Basic and diluted:                       18,456,698       17,414,081
                                           ================ ===============

Loss per common share:
    Basic and diluted                            $(0.07)         $(0.24)
                                           ================ ===============

The accompanying notes are an integral part of these statements.

AUTHORISZOR AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 For the three months
                                                                                 ended September 30,
                                                                                2001            2000
                                                                                ----            ----
                                                                                  $               $

Cash flows used in operating activities
  Net loss during the period                                                  (1,268,476)     (4,096,469)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Issuance of stock and stock options in exchange for services                  7,000         258,338
     Equity in earnings in WRDC                                                        -         (11,710)
     Gain on sale of investments                                                (283,018)              -
     Depreciation and amortization                                               244,039          86,963
     Changes in operating assets and liabilities
       Receivables and other assets                                              669,509         263,323
       Accounts payable and accrued liabilities                               (1,701,284)       (611,770)
                                                                           ---------------------------------
Net cash used in operating activities                                         (2,332,230)     (4,111,325)

Cash flows (used in) provided by investing activities
  Acquisition of equipment                                                        (4,640)       (219,389)
  Sale of investments                                                            793,948               -
  Investment in WRDC AG                                                          (28,681)              -
  Investment in Logsys                                                        (1,311,350)              -
  Investment in PAD                                                              (41,754)              -
  Purchase of intangible assets                                                  (28,257)        (31,312)
  Increase in restricted bank deposits                                            (5,782)              -
                                                                           ---------------------------------
Net cash flows (used in) provided by investing activities                       (626,516)       (250,701)

Cash flows provided by financing activities
  Payments on capital leases                                                      (4,941)        (14,130)
  Increase in bank overdraft                                                      302,751              -
                                                                           ---------------------------------
Net cash flows provided by financing activities                                   297,810        (14,130)

Effect of exchange rate changes on cash                                          (241,734)      (152,791)
                                                                           ---------------------------------
Net (decrease) increase in cash and cash equivalents                          (2,902,670)     (4,528,947)
Cash and cash equivalents at beginning of period                               9,340,029      27,095,762
                                                                           ---------------------------------
Cash and cash equivalents at end of period                                 $   6,437,359     $22,566,815
                                                                           =================================


Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
  Interest                                                                       20,783               -
  Income taxes                                                                         -              -
                                                                           =================================
Assets and liabilities recognized upon acquisition of Logsys:
  Receivables                                                                    436,951              -
  Prepaid and other                                                               71,282              -
  Amounts recoverable on contracts                                               153,796              -
  Fixed assets                                                                    67,980              -
  Trade payables                                                                (243,925)             -
  Other liabilities                                                             (323,787)             -
  Accruals                                                                      (565,418)             -
  Deferred income                                                               (164,503)             -
  Current maturities                                                              (5,199)             -
  Long term maturities                                                           (13,675)             -
  Goodwill                                                                     1,897,848              -
                                                                           ---------------------------------
Total consideration, including bank overdraft                                  1,311,350              -
                                                                           =================================

The accompanying notes are an integral part of these statements.

AUTHORISZOR AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the interim reporting rules of the Securities and Exchange Commission. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of June 30, 2001, included in the Company's Form 10-KSB.

NOTE B - CURRENCY TRANSACTION LOSSES

         The Company incurred currency transaction gain of approximately $154,000 during the three months ended September 30, 2001. The gain is a result of the Company maintaining the majority of its operating cash in pound sterling during the three month period ended September 30, 2001. The British Pound has strengthened against the U.S. dollar during the three months ended September 30, 2001.

NOTE C - COMPREHENSIVE INCOME (LOSS)


                                             Three months ended
                                               September 30,
                                          2001             2000
Foreign currency translation
   adjustment                          $  (189,859)    $  (183,452)
Reclassification of gains on
   available-for-sale securities          (364,725)        512,447
Net loss                                (1,268,476)     (4,096,469)
                                      -------------- ------------------
Comprehensive loss                     $(1,823,060)    $(3,767,474)

NOTE D - STOCK BASED COMPENSATION

         In July 2001, the Company granted to Mr. S. Ashton, a consultant of Logsys Solutions Limited, a company incorporated in the United Kingdom ("Logsys"), a stock option to purchase 25,000 shares of common stock of the Company pursuant to the Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan at an exercise price equal to $0.38, which was the market price of the Company's common stock on the date of grant. The stock option is immediately exercisable. Based on a fair market valuation a charge of $7,000 has been applied to this quarter's financial results.

NOTE E - ACQUISITION

         In September 2001, the Company, though its wholly-owned subsidiary Authoriszor Holdings Ltd. ("AHL"), acquired approximately 99.8% of the outstanding capital stock of Logsys, a subsidiary of Logsys Holdings Limited ("LHL"), for cash of approximately $396,000. In addition, the Company is obligated to issue to LHL up to 186,453 shares of common stock subject to the realization by Logsys of certain outstanding trade debt receivables and certain itemized works in progress identified by Logsys. As of September 30, 2001, the Company owned approximately 99.8% of the outstanding capital stock of Logsys. The results of Logsys have been consolidated at 100% since July 3, 2001. For

AUTHORISZOR AND SUBSIDIARIES


more information concerning the Company's acquisition of Logsys, please see the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2001.

NOTE F - GOODWILL

         Goodwill which resulted from the Company's acquisition of WRDC Ltd. is being amortized using the straight-line method over a period of ten years.

            The Company will continue to amortize goodwill and intangible assets recognized prior to July 1, 2001, under its current method until July 1, 2002, at which time annual and quarterly goodwill amortization of approximately $632,000 and $158,000 will no longer be recognized. By June 30, 2003, the Company will have completed a transitional fair value based impairment test of goodwill as of July 1, 2002. By September 30, 2002, the Company will have completed a transitional impairment test of all intangible assets with indefinite lives, resulting impairment losses, if any, will be recognized in the quarter ended September 30, 2002, as a cumulative effect of a change in accounting principle.

         The goodwill arising from the Logsys acquisition, which was completed on July 3,2001, will not be amortized. The Company will test this goodwill for possible impairment by December 31, 2001.

             Item 6. Management's Discussion and Plan of Operations

         The following description of "Management's Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expect", "estimate", "anticipate", "predict", "believes", "plan", "seek", "objective" and similar expressions are intended to identify forward-looking statements or elsewhere in this report. Important factors that could cause our actual results, performance or achievement to differ materially from our expectations include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements or elsewhere in this report prove not to be accurate; 2) we are unsuccessful in increasing sales through our anticipated marketing efforts; 3) mistakes in cost estimates and cost overruns with respect to our products or services, particularly our fixed price contracts; 4) our inability to obtain financing for general operations including the marketing of our technology consulting services and products, and acquisitions; 5) non-acceptance, generally of our technology consulting services or one or more of our products in the marketplace for whatever reason; 6) our inability to supply any of our technology consulting services or products to meet market demand; 7) generally unfavorable economic conditions that would adversely effect purchasing decisions by purchasers of our technology consulting services or distributors, resellers or consumers of our products; 8) development of a similar competing product at a similar price point; 9) the inability to negotiate a favorable agreement for or to adequately protect our intellectual property; (10) if we experience labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.; (11) if we experience unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.), or we are adversely affected by problems of our suppliers, shippers, customers or others;
(12) our revenues could be negatively affected by the loss of a major client with respect to our technology consulting services; (13) the inability to keep up with the internet's rapid technological changes, evolving industry standards and changing client requirements; (14) the reorientation of our business model to include providing technology consulting services; (15) our risk factors as described in the section entitled "Risk Factors" contained in the Registration Statement on Form S-1, declared effective May 18, 2000, as amended, and the Prospectus contained therein, dated May 19, 2000, as supplemented; and (16) any risk factors contained in our Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission as of November 7, 2001. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

         The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

Overview

         Following a detailed review of our business, our new management team revised our previous business plan to reduce the focus that had previously been given to sales of our suite of security software and to focus on the delivery of technology consulting services to our customers. Our strategy, therefore, changed and is now focused on two strategic directions:

     o becoming a full service vendor of consulting, systems integration and systems development services to the e-commerce, security and work flow sectors of the information technology industry; and

     o to a lesser degree, licensing our suite of security products to companies who have an established sales channel and route to market.

         A large majority of our revenue is now derived from business and technology consulting services, as a result of the acquisitions of WRDC Ltd. ("WRDC") and Logsys Solutions Limited ("Logsys"), each a company incorporated under the laws of England and Wales. For more information concerning the acquisitions of WRDC and Logsys, please refer to the heading captioned "Financing Management's Plan of Operation" contained in this Item. In addition, we expect that our revenue will, to a great degree, continue to be derived from such consulting services in the future. Though we expect to experience growth in our revenues derived from business and technology consulting services, the market for advanced technology consulting skills has declined significantly over the last several months.

         We expect that our revenues will be driven primarily by the number and scope of our client engagements, our professional services headcount, and our ability to appropriately staff those engagements and price our services. To the extent that any significant client uses less of our services or terminates its relationship with us, our revenues could be adversely impacted.

Results Of Operations

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER, 30, 2000

         Revenues

         Revenues  for the quarter  ended  September  30,  2001 were  $1,934,260 compared to $8,239 for the quarter ended September 30, 2000. This increase resulted primarily from consolidating 100% of the operations of WRDC and Logsys following our acquisition of WRDC and Logsys on May 8, 2001 and July 3, 2001, respectively

         Cost of Revenues

         Cost of revenues during the quarter ended September 30, 2001 increased to $606,857 compared to $1,678 for the quarter ended September 30, 2000. This increase resulted from consolidating the operations of WRDC and Logsys following our acquisition of WRDC and Logsys on May 8, 2001 and July 3, 2001, respectively
 .

         Expenses

     o Administrative expenses consist primarily of salaries and benefits paid to our employees, travel costs incurred by our employees, occupancy and office costs, and severance costs a result of the implementation of management's new business plan. Administrative expenses for the quarter ended September 30, 2001 were reduced to $3,078,365 compared to $3,175,862 in the quarter ended September 30, 2000. Administrative expenses for WRDC and Logsys for the three month period ended September 30, 2001 were approximately $1,800,000. Accordingly, our administrative expenses without regard to these subsidiaries for the period ended September 30, 2001 were approximately $1,300,000 (or approximately $1,050,000 adjusted for non-cash compensation expense in relation to a U.S. consultant in the quarter ended September 30, 2000)less than our administrative expenses for the quarter ended September 30, 2000. This significant reduction in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 is due to the reorganization of the group carried out between December 2000 and June 2001, involving the closure of all operations in the U.S., the closure of certain UK sales offices, a reduction in UK corporate office space and the termination of the respective employees associated with such closures.
     o Marketing and advertising expenses were $42,588 for the quarter ended September 30, 2001 compared to $300,534 a year ago. This reduction is attributable primarily to our ongoing review and focus on cost reduction. This reduction in expenses was accompanied by a significant increase in sales.

         Other Income and Expense

     o Interest income was $87,870 for the quarter ended September 30, 2001 compared to $383,885 for the three months ended September 30, 2001. This reduction in interest income is a result of significantly reduced cash balances.
     o Gain on sale of investments was $283,018 for the quarter ended September 30,2001 compared to none a year ago. The gain is a result of our disposal of our remaining Minmet shares.
     o Foreign currency gains for the quarter ended September 30, 2001 were $154,186 compared to losses of $1,022,229 a year ago. The increase in this quarter was due primarily to the British pound strengthening against the U.S. dollar throughout the quarter ended September 30, 2001.

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

         On February 18, 2000, we sold 2,727,273 shares of common stock at $11.00 per share. The placement was made pursuant to Regulation S under the Securities Act in the United Kingdom and Europe. The gross proceeds of the placement were $30,000,003. In addition, we granted an option to Beeson Gregory Limited, the placement agent, to purchase 136,363 shares of common stock at an exercise price of $11.00 per share for a term of two years. Beeson Gregory also received a commission of 5% of the total gross proceeds, the reimbursement of certain of its expenses and has been appointed as our financial advisor at an annual advisory fee of approximately $40,000 which has been waived for each of the three months ended September 30, 2001.

         The proceeds of the offering, net of commissions payable to Beeson Gregory and reimbursement of Beeson Gregory's expenses and other expenses, resulted in cash available to the Company of approximately $28,015,000. Pursuant to the applicable placing documents, on March 20, 2000 we filed a Registration Statement under the Securities Act to register the resale of the placement shares and made application to list the Company's common stock on the Nasdaq National Market System. The Registration Statement, as amended, was subsequently declared effective under the Securities Act on May 18, 2000. As of such date, we had incurred a cost of approximately $375,000 in connection with the resale of the placement shares and for payment of the Nasdaq listing fee. Thereafter, we incurred additional expenses in connection with the resale of the placement shares under the Registration Statement, including the filing of a Post-Effective Amendment No. 1 to the Registration Statement. In the future we may incur additional costs related to the effectiveness of the Post-Effective Amendment and the resale of the placement shares thereunder. We expect to use the remaining net proceeds from the placement to provide working capital to the Company and its subsidiaries.

         Upon completion of the placement, we, through Authoriszor Holdings Ltd. ("AHL"), acquired 27.2% of the stock of WRDC Ltd. ("WRDC") (25.1% on a fully diluted basis) for an aggregate subscription price of $604,800 ((pound)378,000). In addition, on making the subscription, AHL made a loan in the principal amount of $195,200 ((pound)122,000) to WRDC, repayable (with interest) over a five year period beginning on the second anniversary date of the first drawdown. Authoriszor Ltd. has converted the terms of the existing interest free loan to WRDC in the principal amount of $160,800 ((pound)100,000) to a loan to WRDC with similar terms.

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

         Effective January 31, 2001, our then current President, Chief Executive Officer and Interim Chief Financial Officer resigned the various executive officer and director positions that he had previously held with us and entered into a severance agreement with the Company. As a result, a new management team was appointed to executive positions in the Company. Paul Ayres was appointed our Chief Executive Officer and President, and Andrew Cussons was appointed our Chief Financial Officer and Secretary. Pursuant to the terms of the severance agreement with our former President and Chief Executive Officer, we have incurred severance costs of approximately $840,000 for the year ended June 30, 2001. This amount includes $250,000 that is payable in January 2002 but has been accrued as of June 30, 2001.

         Effective January 29, 2001, James L. Jackson resigned from his position as Chairman of the Board of Authoriszor Ltd. and from his position as our Vice President and Secretary. Mr. Jackson continues as a member of our Board of Directors. In connection with Mr. Jackson's resignation, we agreed to continue to pay Mr. Jackson's salary, car allowance and pension contribution benefits following his resignation during the remaining term of the service agreement, and the Company and Mr. Jackson agreed to increase Mr. Jackson's salary for a limited time during this period in consideration for certain payments owed to Mr. Jackson. After paying Mr. Jackson the increased rate for two months, we returned the level of payments owed to Mr. Jackson under the notice provision of his service agreement to approximately the same level prior to the increase for the remainder of the term. In addition, effective May 18, 2001, Barry Jones resigned from his position as Director of Sales and Marketing for Authoriszor Ltd. In connection with Mr. Jones' resignation, we agreed to pay Mr. Jones' salary, car allowance and pension contribution benefits following his resignation during the 12 months' notice period of his service agreement, and we and Mr. Jones agreed to increase Mr. Jones' salary in consideration of certain payments owed to Mr. Jones during this period. Finally, effective July 1, 2001, Mr. Karys resigned his position as our Vice President - Engineering. We have agreed to continue to pay Mr. Karys' salary and car allowance in accordance with the 12 month notice provision contained in his amended employment agreement. Each of the foregoing costs associated with the resignations of Messrs. Jackson, Jones and Karys were accrued at June 30, 2001; however, pursuant to the provisions of each officers' employment agreement, we are obligated to continue to make certain monthly cash payments in accordance with the respective employment agreements of each officer.

         Upon taking office our new management team began a detailed review of our past business plan and the scalability of our business plan for the future. As a result of a detailed review of the business undertaken by the new management team, a series of cost-cutting measures were initiated. On May 8, 2001, as part of a company-wide restructuring designed to fully implement our changed business model, we announced a reduction in our staffing levels to 38 permanent staff, comprised of five employees in the U.S. and 33 employees in the UK, in addition to 51 employees at WRDC. Also, in connection with our restructuring, we closed all of the field offices, consolidating all U.S. operations in the Burlington, Massachusetts office. Subsequently, management made the decision to close the U.S. office, and in May 2001, we entered into a sub-lease agreement with Directech, Inc. to lease the entire office space that previously functioned as our U.S. headquarters, moving our headquarters to our Harrogate, England office. The sublease calls for payments in an amount that is substantially equal to the amount that we are obligated to pay in rent under our lease that we entered into in May 2000. In addition, the sublease is effective until April 28, 2005, the term of our lease. Management has further reduced the employee headcount to 22 as of September 30, 2001 (excluding 44 employees and 27 employees at WRDC and Logsys). Of these, 5 employees were primarily involved in research and development, 5 employees were involved in sales and marketing, 9 in general administration and support and 3 engaged in professional services. These measures were undertaken to enable the business to operate at more realistic financial levels that were in line with our expected revenues in the future. Moreover, as a result of the restructuring and series of cost-cutting measures imposed, we terminated or failed to renew certain consulting agreements.

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

         Upon the occurrence of certain events, but in no event later than January 1, 2002, we are obligated to acquire the remaining capital stock of WRDC not then owned by us in a second step transaction. Subject to certain exceptions, the consideration payable in connection with the second step of the acquisition will consist of $1.6 million in cash and the remaining portion in shares of common stock; provided, however, that in no event will we issue more than 19.9% of the issued and outstanding shares of common stock as of the date of the initial closing. In the event that the exchange ratio set forth in the acquisition agreements would otherwise require us to issue more than 19.9% of the issued and outstanding shares of common stock, as of the initial closing, whether due to changes in the market price of the common stock or currency fluctuations during the interim between the initial closing and the second closing or otherwise, we will instead pay to Messrs. Hanson and Edmondson an amount in cash equivalent to the aggregate market value of the shares of our common stock over the threshold of 19.9% of our outstanding common stock. Under the terms of our agreement with WRDC, assuming that the currency exchange rate remains at or near $1.45 per (pound)1.00, and further assuming that the market price of our common stock remains at or near $.21 per share, we may be obligated, upon the consummation of the acquisition of the remaining shares of WRDC we do not already own, to make an additional cash payment to the WRDC shareholders of approximately $1.0 million (such sum is in addition to the cash payment representing 45% of the total consideration payable to WRDC shareholders).

         On July 3, 2001, our wholly owned subsidiary, AHL., initially acquired approximately a 68% interest in Logsys Solutions Limited ("LSL") in exchange for a cash payment of approximately $237,000, and, if certain conditions are met, the issuance of 186,453 shares of our common stock. These shares have not currently been issued. In addition, our ownership interest in Logsys has increased to approximately 99.75% of the outstanding capital stock of Logsys as a result of the solicitation by Logsys of holders of its capital stock, other than shares of capital stock already owned by us, to tender their respective shares of capital stock in exchange for cash consideration payable by us at the same price per share as our initial acquisition of capital stock of Logsys.

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

Quantitative and Qualitative Disclosure of Market Risk

         We have risk related to currency exchange rate fluctuations and a majority of our cash flows will be received in pound sterling. The majority of our cash flows are expected to be received in non-U.S. currencies. In addition, as of September 30, 2001, Authoriszor Inc. had deposited cash in pound sterling denominated accounts in the amount of $266,076. A ten percent fluctuation in currency rates would have a $26,608 effect on our annual income. Our UK subsidiaries had deposited cash in pound sterling denominated accounts in the amount of $5,334,300. A ten (10%) percent fluctuation in currency rates would have a $533,430 effect on our stockholders' equity. Following the closing of our U.S. operations, approximately 90% of our current working capital requirements is in pound sterling. Also, as of September 30, 2001, there are U.S. dollar denominated loans outstanding from us to our UK subsidiaries of approximately $3,908,000 that are not of a long-term investment nature. A ten (10%) percent fluctuation in currency rates would have a $390,800 effect on income. Although we may choose to do so in the future, to date, we have not engaged in foreign exchange hedging transactions.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

         None

Item 2.   Changes in Securities.

     (a) None

     (b) None

(c) During the quarter ended September 30, 2001, the Company has issued, or agreed to issue, the following securities in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act").

                  1. On July 3, 2001, we, through our wholly owned subsidiary, Authoriszor Holdings Ltd., consummated an agreement to initially acquire approximately a 68% interest in Logsys in exchange for a cash payment of approximately $237,000, and, if certain conditions are met, the issuance of 186,453 shares of our common stock to the parent company of Logsys, Logsys Holdings Limited ("Logsys Holdings"). These shares have not currently been issued. In addition, our ownership interest in Logsys has increased to approximately 99.75% of the outstanding capital stock of Logsys as a result of the solicitation by Logsys of holders of its capital stock, other than shares of capital stock already owned by us, to tender their respective shares of capital stock in exchange for cash consideration payable by us at the same price per share as our initial acquisition of capital stock of Logsys.

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

                  2. In July, 2001, we entered into a Consulting Agreement with Stewart Leslie Ashton pursuant to which Mr. Aston would provide a broad array of operational and other business-related consulting services for our subsidiary, Logsys. In accordance with the terms of the Consulting Agreement, pursuant to which we entered into a Stock Option Agreement with Mr. Ashton, we agreed to grant to Mr. Ashton a stock option to purchase 25,000 shares of our common stock to pursuant to the Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan (the "2000 Plan") at an exercise price equal to $0.38, the market price of our common stock on the date of grant. The stock option is immediately exercisable for a ten year term. The stock options granted to Mr. Ashton were granted, and, except as provided below, the shares of common stock issuable upon the exercise of the options granted to Mr. Ashton will be issued, pursuant to the exemption from registration under the Securities Act set forth in Section 4(2) of the Securities Act.

                           The grant of the stock  options to Mr. Ashton was not
                  registered under the Securities Act and such stock option is a restricted security under the Securities Act. In addition, except as set forth below, the issuance of the shares of our common stock upon the exercise of the stock options granted to Mr. Ashton will not be registered under the Securities Act and such shares will be restricted securities under the Securities Act subject to the restrictions on transfer set forth in Rule 144 thereunder. The Consulting Agreement and Stock Option Agreement with Mr. Ashton were privately negotiated transactions without general solicitation or advertising with a consultant that was a "sophisticated investor" within the meaning of the Securities Act and who had access to all information concerning us that such consultant deemed necessary to make an informed decision with respect to the Consulting Agreement and the Stock Option Agreement. Except as set forth below, the share certificates issuable to the consultant upon the exercise of the stock options will contain a legend with respect to the restrictions on transfer of such shares. We intend to file a registration statement on Form S-8 under the Securities Act with respect to the 2000 Plan. If Mr. Ashton exercises his stock option after the effectiveness of this registration statement, the issuance of the shares of common stock upon exercise of the stock option will have been registered under the Securities Act

Item 3.   Default Upon Senior Securities.

         None

Item 4.   Submission of Matters to a Vote of Security Holders.

         None

Item 5.   Other Information.

         The following significant event occurred during the quarter ended September 30, 2001:

                  Effective July 3, 2001, we consummated an acquisition whereby our wholly owned subsidiary, Authoriszor Holdings Ltd., initially acquired approximately a 68% interest in Logsys in exchange for a cash payment of approximately $237,000, and, if certain conditions are met, the issuance of 186,453 shares of our common stock. These shares have not currently been issued. In addition, our ownership interest in Logsys has increased to approximately 99.75% of the outstanding capital stock of Logsys as a result of the solicitation by Logsys of holders of its capital stock, other than shares of capital stock already owned by us, to tender their respective shares of capital stock in exchange for cash consideration payable by us at the same price per share as our initial acquisition of capital stock of Logsys. For further information concerning the terms and conditions upon which we acquired Logsys, please see our Current Report on Form 8-K that was filed with the Securities and Exchange Commission on July 16, 2001.

Item 6.           Exhibits and Reports on Form 8-K .

EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

2.1* Stock Purchase Agreement, dated as of July 3, 2001, by and among Authoriszor Holdings Ltd., Logsys Holdings Limited and Stewart Leslie Ashton (Exhibit 2.1).
+10.1# Stock Option Agreement, dated as of July 3, 2001, by and between the Authoriszor Inc. and S. Ashton.

--------------------------------
* Incorporated by reference to the exhibit shown in parenthesis from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2001.
#        Filed herewith.
+        Compensation plan, benefit plan or employment contract or arrangement.


REPORTS ON FORM 8-K

1. We filed a Current Report on Form 8-K with the Securities and Exchange Commission on May 9, 2001, reporting the execution and consummation of the acquisition by us of all of the issued and outstanding capital stock of WRDC. We also filed a Current Report on Form 8-K/A with the Securities and Exchange Commission on September 17, 2001 with respect to the WRDC acquisition.
2. We filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 16, 2001, reporting the execution and consummation of the acquisition by us of approximately 68% of the outstanding capital stock of Logsys.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AUTHORISZOR INC.
                                           (Registrant)



Date:    November 14, 2001                 By: /s/ Andrew Cussons
                                              ---------------------------------
                                              Andrew Cussons
                                              Chief Financial Officer and
                                              Secretary
                                              (Principal Financial and
                                              Accounting Officer)

                                INDEX TO EXHIBITS

2.1* Stock Purchase Agreement, dated as of July 3, 2001, by and among Authoriszor Holdings Ltd., Logsys Holdings Limited and Stewart Leslie Ashton (Exhibit 2.1).

+10.1# Stock Option Agreement, dated as of July 3, 2001, by and between the Authoriszor Inc. and S. Ashton.

--------------------------------------
* Incorporated by reference to the exhibit shown in parenthesis from the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 3, 2001.
#        Filed herewith.
+        Compensation plan, benefit plan or employment contract or arrangement.