Form 10QSB
period 2001-12-31
AUTHORISZOR INC
filed 2002-02-14
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                               ------------------

                       For Quarter Ended December 31, 2001
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


Windsor House, Cornwall Road, Harrogate, North Yorkshire      HG1 2PW
--------------------------------------------------------------------------------
(Address of principal                                      (Postal Code)
 executive offices)

     Registrant's telephone number, including area code: (+44) 1423-730-300
                                                         ------------------


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

                                    YES  X      NO
                                       -------    --------

As of February 14, 2002, there were 20,768,511 shares of the common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO      X
     ----------       ------------

                                AUTHORISZOR INC.

                                December 31, 2001

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                 Page No.
                                                                                                        --------

         Item 1.  Financial Statements
         ------

                  Consolidated Balance Sheets as of December 31, 2001 (unaudited)
                  and June 30, 2001 (audited) ............................................................F-1

                  Consolidated Statements of Operations for the three and six months ended December 31, 2001 and 2000 (unaudited)............................................F-2

                  Consolidated Statements of Cash Flows for the six months ended
                  December  31, 2001 and 2000 (unaudited).................................................F-3

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

         Item 3.  Defaults Upon Senior Securities...........................................................7
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................7
         ------

         Item 5.  Other Information.........................................................................7
         ------

         Item 6.  Exhibits and Reports on Form 8-K..........................................................7
         ------

SIGNATURES..................................................................................................8
INDEX TO EXHIBITS


AUTHORISZOR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                               December 31,       June 30,
                                                                                   2001             2001
                                                                                (unaudited)       (audited)
                                                                                      $                $

            ASSETS

            Cash                                                                      2,659,071      9,340,029
            Receivables
              VAT recoverable and trade                                               2,126,966      1,912,158
              Accrued interest                                                                -        489,783
              Other                                                                     311,964        119,215
            Prepaid expenses                                                            228,575         677,912
            Work-in-progress and amounts recoverable on contracts                       258,566              -
            Restricted cash                                                             448,799      1,728,276
                                                                              -----------------------------------
            Total current assets                                                      6,033,941     14,267,373

            Investment in securities, available-for-sale                                      -        875,655
            Computer and office equipment, net of accumulated depreciation              572,757        612,527
            Goodwill                                                                  7,060,776      6,000,252
            Intangibles and other assets                                                220,804         233,270
                                                                              -----------------------------------
                                                                                      7,854,337      7,721,704
                                                                              -----------------------------------
            TOTAL ASSETS                                                           $13,888,278     $21,989,077
                                                                              ===================================

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Accounts payable - trade                                                    930,074      1,060,688
            Accrued liabilities                                                       2,136,457      3,707,960
            Deferred revenue                                                            714,770      1,089,887
            Payable related to WRDC acquisition                                          68,444      3,480,792
            Payable related to Logsys acquisition                                        73,479              -
            Current maturities of capital lease obligations                              95,982         99,304
                                                                              -----------------------------------
            Total current liabilities                                                 4,019,206      9,438,631

            Long term capital lease obligations, less current maturities                127,147        127,546
            Cumulative redeemable preferred stock, $0.01 par value,                     779,588              -
            389,794 shares issued at $2.00 redemption value
                                                                              -----------------------------------
            Total long term liabilities                                                 906,735        127,546


            Stockholders' equity
            Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 18,456,698 shares at
               June 30, 2001 and 20,582,058 at December 31, 2001                        205,821        184,567
            Additional paid-in capital                                               36,903,135     36,174,317
            Accumulated other comprehensive income:
            Cumulative foreign exchange translation adjustment                          303,705        623,253
            Unrealized gains on available-for-sale securities                                 -        364,725
            Accumulated deficit                                                     (28,450,324)   (24,923,962)
                                                                              -----------------------------------
            Total stockholders' equity                                                8,962,337     12,422,900
                                                                              -----------------------------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $13,888,278    $21,989,077
                                                                              ===================================


The accompanying notes are an integral part of these statements.

AUTHORISZOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             For the three months ended         For the six months ended
                                                    December 31,                      December 31,
                                                2001             2000             2001             2000
                                                  $               $                $                $

Net sales                                     2,132,760           15,937       4,067,020            24,176
Cost of sales                                   736,009            1,027       1,342,866             2,705
                                           ---------------- --------------- ----------------- ---------------
Gross profit                                  1,396,751           14,910       2,724,154            21,471

Operating expenses
Marketing and advertising                        87,010          676,029         129,598           976,563
Administrative                                3,422,595        6,318,698       6,342,323         9,494,560
                                           ---------------- --------------- ----------------- ---------------
Total operating expenses                      3,509,605        6,994,727       6,471,921        10,471,123
                                           ---------------- --------------- ----------------- ---------------
Operating loss                               (2,112,854)      (6,979,817)     (3,747,767)      (10,449,652)

Other income (expense)
Interest income, net                             36,374          286,668         124,244           670,553
Gain on sale of investments                           -                -         283,018                 -
Currency transaction gains (losses)             (27,529)         390,975         126,657          (631,254)
Goodwill amortization                          (158,637)               -        (317,274)                -
Equity in earnings of WRDC                            -           44,335               -            56,045
                                           ---------------- --------------- ----------------- ---------------
Total other income (expense), net              (149,792)         721,978         216,645            95,344
                                           ---------------- --------------- ----------------- ---------------
Net loss                                    $(2,262,646)     $(6,257,839)    $(3,531,122)     $(10,354,308)

Preferred stock dividend                         (6,497)               -          (6,497)                -
                                           ---------------- --------------- ----------------- ---------------
Net loss attributable to common
  shareholders                              $(2,269,143)     $(6,257,839)    $(3,537,619)     $(10,354,308)
                                           ================ =============== ================= ===============

Weighted average shares outstanding:

  Basic and diluted                          18,988,038       17,486,907      18,760,321        17,450,494
                                           ================ =============== ================= ===============

Loss per common share:
  Basic and diluted                             $(0.12)          $(0.36)         $(0.19)           $(0.59)
                                           ================ =============== ================= ===============


The accompanying notes are an integral part of these statements.

AUTHORISZOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                                  For the six months
                                                                                  Ended December 31,
                                                                                2001            2000
                                                                                ----            ----
                                                                                  $               $

Cash flows used in operating activities
  Net loss during the period                                                  (3,537,619)    (10,354,308)
  Adjustments to reconcile net loss to net cash (used in) operating activities:
     Issuance of stock and stock options in exchange for services                  7,000         645,845
     Equity in earnings in WRDC                                                        -         (56,045)
     Gain on sale of investments                                                (283,018)              -
     Depreciation and amortization                                               520,640         189,501
     Changes in operating assets and liabilities:
       Receivables and other assets                                            1,030,674          95,525
       Accounts payable and accrued liabilities                               (3,425,360)      2,639,549
                                                                           ---------------------------------
Net cash (used) in operating activities                                       (5,687,683)     (6,839,933)

Cash flows (used in) provided by investing activities
  Acquisition of equipment                                                       (35,255)       (276,743)
  Sale of investments                                                            793,948               -
  Investment in WRDC                                                          (1,236,560)              -
  Investment in Logsys                                                        (1,372,610)              -
  Purchase of intangible assets                                                  (28,257)        (75,690)
  Reduction (increase) in restricted bank deposits                             1,279,477        (300,000)
                                                                           ---------------------------------
Net cash flows (used in) provided by investing activities                       (599,257)       (652,433)

Cash flows (used in) provided by financing activities:
  Payments on capital leases                                                     (22,595)        (28,664)
  Proceeds from the issuance of common stock                                           -         400,000
                                                                           ---------------------------------
Net cash flows (used in) provided by financing activities                        (22,595)        371,336

Effect of exchange rate changes on cash                                         (371,423)       (195,133)
                                                                           ---------------------------------
Net (decrease) increase in cash and cash equivalents                          (6,680,958)     (7,316,163)
Cash and cash equivalents at beginning of period                               9,340,029      27,095,734
                                                                           ---------------------------------
Cash and cash equivalents at end of period                                    $2,659,071       $19,779,571
                                                                           =================================
Supplemental  disclosure of cash flow  information:
Cash paid during the period for:
    Interest                                                                     $31,342           $   -
    Income taxes                                                                       -               -

Supplemental disclosure of non cash financing and investing activities:

Cumulative Preference stock, $0.01 par value , 389,794 shares issued
at $2.00  for settlement of investment consideration  in WRDC                   $779,588               -

Issuance of 2,125,360 shares of  Common Stock, par value
$0.01 per share, for settlement of investment consideration in
WRDC at fair value $0.35                                                        $743,876               -


The accompanying notes are an integral part of these statements.

NOTE A - BASIS OF PREPARATION

         The consolidated financial statements of Authoriszor Inc. and subsidiaries (the "Company") contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial statements have been made. All such adjustments, in the opinion of management, are of a normal recurring nature. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the interim reporting rules of the SEC. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of June 30, 2001, included in the Company's Form 10-KSB, as amended by the Company's Form 10-KSB/A.

NOTE B - CURRENCY TRANSACTION GAINS AND (LOSSES)

         The  Company  incurred  currency  transaction  losses of  approximately
$(27,529) during the three months ended December 31, 2001 and currency transaction gains of $126,657 for the six months ended December 31, 2001. These movements are a result of the Company (i) maintaining the majority of its operating cash in pound sterling during the three month period ended December 31, 2001, and (ii) transaction losses related to short term loans. During the three months ended December 31, 2001, the Company reclassified the short-term obligation repayable by UK operations to Authoriszor Inc. from $3,967,379.60 to $719,343.64, reflecting certain costs attributable to the winding down of our U.S. operations. This reclassification mitigated the loss that was reflected by the strengthening of the U.S. dollar against the UK pound during the three months ended December 31, 2001. During the period beginning September 30, 2001 and ending December 31, 2001, the U.S. dollar strengthened against the UK pound from (pound)1=$1.4752 to (pound)1=$1.4515. At June 30, 2001 the currency exchange rate was (pound)1=$1.4152.

NOTE C - COMPREHENSIVE INCOME (LOSS)


                                             Three months ended                  Six months ended
                                                December 31,                       December 31,
                                          2001             2000              2001              2000

Foreign currency translation
   adjustment                         $  (129,689)    $   (241,480)     $  (319,548)      $   (229,418)
Reclassifications of gains on sale              -       (1,329,085)               -           (818,768)
Net loss                               (2,269,143)      (6,257,839)      (3,537,619)       (10,354,308)
                                      -------------- ------------------ --------------- -------------------
Comprehensive loss                    $(2,398,832)    $ (7,828,404)     $(3,857,167)      $(11,402,494)

NOTE D - ACQUISITION

         In December 2001, the Company acquired the remaining equity in WRDC Ltd., a company incorporated in the United Kingdom ("WRDC"), that it did not already then own (increasing its previous ownership interest from approximately 66.4% to 100% of the outstanding capital stock of WRDC) for total consideration equal to the following: (i) $1,236,650 payable in cash, (ii) the issuance of 2,125,360 shares of common stock, par value $.01 per share ("Common Stock"), of the Company, and (iii) the issuance of 389,794 shares of Series A Cumulative Redeemable Preferred Stock, par value $.01 per share ("Preferred Stock"). For more information concerning the Company's acquisition of the remaining capital stock of WRDC, please see the Company's Current Report on Form 8-K/A filed with the SEC on January 30, 2002.

NOTE E - GOODWILL

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. The Company will fully adopt SFAS 142 on July 1, 2002 and accordingly any existing goodwill as at June 30, 2001 will continue to be amortized until June 30, 2002. Goodwill arising from business combinations after June 1, 2001 will no longer be amortized. The adoption of SFAS 142 will reduce annual expenses by approximately $600,000. Within six months of adopting SFAS 142, the Company will be required to perform an impairment test on the goodwill. Management is unable to determine the impact of the impairment test at this time

     Goodwill that resulted from the Company's acquisition of WRDC is being amortized using the straight-line method over a period of ten years. At December 31, 2001 the carrying value of such goodwill was $5,186,961.

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

     The goodwill arising from the Company's acquisition of 99.75% of the capital stock of Logsys Solutions Limited, a company incorporated in the United Kingdom ("Logsys"), completed on July 3, 2001, will not be amortized. In connection with a fair value impairment review at December 31, 2001, the Company considers the carrying value of $1,873,814 as appropriate at December 31, 2001. For more information concerning the Company's acquisition of the capital stock of Logsys, please see the Company's Current Report on Form 8-K/A filed with the SEC on July 16, 2001.

NOTE F  - NET INCOME (LOSS) PER COMMON SHARE

     Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable as a result of the exercise of stock options and warrants. A total of 3,233,913 potentially dilutive securities for the six months ended December 31, 2001 and 3,027,413 for the six months ended December 31, 2000 have not been included because their inclusion would be anti-dilutive.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following description of "Management's Discussion and Analysis or Plan of Operation" constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the "Securities Act" ), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future  results,  performance  or  achievements  expressed  or  implied  by such forward-looking statements. The words "expect," "estimate," "anticipate," "predict," "believes," "plan," "seek," "objective" and similar expressions are intended to identify forward-looking statements. Important factors that could cause our actual results, performance or achievement to differ materially from our expectations include the following:

o one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-QSB prove not to be accurate;

o we are unsuccessful in securing sales through its anticipated sales and marketing efforts;

o    errors in our cost estimates and cost overruns;

o our inability to obtain financing for general operations and for the marketing of our products, including, without limitation, as a result of being delisted from the Nasdaq National Market System ("Nasdaq NMS");

o non-acceptance of one or more of our products in the market place for whatever reason;

o    our inability to supply any product to meet market demand;

o generally unfavorable economic conditions that would adversely effect purchasing decisions by distributors, resellers or end-users;

o    development of a similar competing product at a similar price point;

o our inability to successfully integrate one or more acquisitions, joint ventures or new subsidiaries operations (including the inability to successfully integrate businesses, such as WRDC and Logsys Solutions Limited ("Logsys"), that may be diverse as to type, geographic area, or customer base and the diversion of management's attention among several acquired businesses) without substantial costs, delays or other problems;

o if we experience labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.;

o if we experience unanticipated problems and/or force majeure events (including, but not limited to, accidents, fires, acts of God or terrorism, etc.), or we are adversely affected by problems of our suppliers, shippers, customers or others;

o a slowing of the growth of the acceptance and use of the internet as a source of information and a vehicle for commerce and business;

o if we encounter difficulties in expanding and conducting business in foreign markets;

o if we experience additional currency translation losses due to the continued decline of the UK pound sterling versus the U.S. dollar;

o if larger and more established competitors successfully employ their greater financial, marketing and sales resources, name recognition, customer contacts and/or relationships with business and technology partners to gain significant advantages over us;

o if our new management team recently put in place is unable or unqualified to lead us; and/or

o those factors identified in our Annual Report on Form 10-KSB, dated October 22, 2001, as amended by our Form 10-KSB/A, dated November 7, 2001, including without limitation, those factors identified as risk factors in our Prospectus, dated May 19, 2000, as supplemented, and other factors that affect the business generally.

     All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

         The following is a discussion of the results of operations for the three and six months ended December 31, 2001 compared with the three and six months ended December 31, 2000.

         Revenues

         Revenues for the three and six months ended December 31, 2001 increased by $2,116,823 and $4,042,844, respectively, from $15,937 and $24,176 for the three and six month period ended December 31, 2000, to $2,132,760 and $4,067,020. This increase resulted primarily from consolidating the operations of WRDC and Logsys following our acquisition of 66.4% of the outstanding capital stock of WRDC, effective May 8, 2001, the subsequent acquisition of all the remaining outstanding shares of capital stock of WRDC not then already owned by us, effective December 4, 2001, and our acquisition of 99.75% of the capital stock of Logsys on July 3, 2001.

         Cost of Revenues

         Cost of revenues for the three and six months ended December 31, 2001 increased in line with the revenue growth. The percentage gross margin for the three months and six months ended December 31, 2001 was 65% and 67%, respectively. This change in gross margin percentage reflects a change in sales mix, with a higher percentage of third party product and maintenance services being sold in the quarter ended December 31, 2001 than in the quarter ended September 30, 2001.

         Expenses

         Marketing and advertising costs for the three and six months ended December 31, 2001 were reduced by $589,019 and $846,965, respectively. This reduction is attributable primarily to our ongoing review of company-wide expenditures and our increased focus on cost reduction. This reduction in expenses was accompanied by a significant increase in sales.

         Administrative expenses consist primarily of salaries and benefits paid to our employees, related travel costs, occupancy and office costs, and severance costs as a result of the continued implementation of management's revised business plan.

         Administrative expenses for the three and six months ended December 31, 2001 reduced by $2,896,103 and $3,152,237 respectively. It should be noted that administrative expenses for WRDC and Logsys for the three and six months ended December 31, 2001 were approximately $1,743,500 and $3,400,000, respectively. Accordingly, our administrative expenses without regard to these subsidiaries were $4,639,603 and $6,552,237 less than our administrative expenses compared to the three and six months ended December 31, 2000. This significant reduction reflects the closure of all US operations, the closure of certain UK sales offices, a reduction in UK corporate and development office space and termination of the respective employees associated with such closures. The management team reviews costs on a continuous basis in the light of the levels of revenues that we expect to achieve. Management believes that further cost reductions will be necessary.

         Other Income and Expense

         Interest income for the three and six months ended December 31, 2001 were $250,294 and $546,309 less than for the three and six months ended December 31, 2000. This reduction is primarily a result of our significantly reduced cash balances during such periods.

         Gain on sale of investments for the six months ended December 31, 2001 was$283,018, compared to none for the same period a year ago. The gain is a result of the disposal of the remaining Minmet shares owned by us.

         Foreign currency (losses)/gains for the three and six months ended December 31, 2001 were ($27,529) and $126,657, respectively, compared to $390,975 and ($631,1254) for the three and six months ended December 31, 2000.

         Goodwill amortization for the three and six months ended December 31, 2001 increased by $158,637 and $317,274, respectively, compared to the three and six months ended December 31, 2000. This change reflects the amortization of goodwill which resulted from the acquisition of WRDC using the straight-line method over a period of ten years.

Financing Management's Plan of Operation

         Effective January 31, 2001, our then current President, Chief Executive Officer and Interim Chief Financial Officer resigned the various executive officer and director positions that he had previously held with us and entered into a severance agreement with us. As a result, a new management team was appointed  to our  executive  positions.  Paul  Ayres  was  appointed  our Chief
Executive Officer and President, and Andrew Cussons was appointed our Chief Financial Officer and Secretary. Pursuant to the terms of the severance agreement with our former President and Chief Executive Officer and Secretary, we have incurred severance costs of approximately $840,000 for the year ended
June 30, 2001. This amount includes $250,000 (prior to applicable tax withholdings) that was paid in January 2002 pursuant to the terms of his severance agreement but was accrued as of June 30, 2001.

         Effective January 29, 2001 and May 18, 2001, each of James L. Jackson and Barry Jones, respectively, resigned their various executive officer positions with us; however Mr. Jackson continues as a member of our Board. In connection with these resignations, we have agreed to continue to pay the salary, car allowance and pension benefits of Messrs. Jackson and Jones in accordance with the 12 month notice provision contained in their respective contacts. However, each of the costs associated with the resignations of Messrs. Jackson and Jones were accrued at June 30, 2001. Effective July 1, 2001, Alec
Karys resigned from his position as our Vice President - Engineering. In connection with his resignation, we reached an agreement in principle with Mr. Karys, which is subject to the negotiation of definitive documentation, to pay to Mr. Karys severance payments in the aggregate amount of $270,833.32, payable bi-monthly in arrears, beginning on July 1, 2001 and ending June 30, 2002. The costs associated with the payments made to Mr. Karys pursuant to this severance agreement were accrued as of June 30, 2001.

         Upon taking office in February 2001, our new management team began a detailed review of our past business plan and the scalability of our business plan for the future. As a result of a detailed review of the business undertaken by the new management team, a series of cost-cutting measures were initiated. On May 8, 2001, as part of a company-wide restructuring designed to fully implement our changed business model, we announced a reduction in our staffing levels to 38 permanent staff, comprised of five employees in the U.S. and 33 employees in the UK, in addition to 51 employees at WRDC. Also, in connection with our restructuring, we closed all of the field offices, consolidating all U.S. operations in the Burlington, Massachusetts office. Subsequently, management made the decision to close the U.S. office, and in May 2001, we entered into a sub-lease agreement with Directech, Inc. to lease the entire office space that previously functioned as our U.S. headquarters, moving our headquarters to our Harrogate, England office. The sublease calls for payments in an amount that is substantially equal to the amount that we are obligated to pay in rent under our lease that we entered into in May 2000. In addition, the sublease is effective until April 28, 2005, the term of our lease. Management has further reduced the employee group headcount to 78 as of January 31, 2002 (including 39 employees and 27 employees at WRDC and Logsys, respectively). Of these, 15 employees were primarily involved in research and development, 13 employees were involved in sales and marketing, 15 in general administration and support and 35 engaged in professional services. These measures have been undertaken to enable the business to operate at more realistic financial levels that bring costs into line with our expected revenues in the future. Moreover, as a result of the restructuring and series of cost-cutting measures imposed, we terminated or failed to renew certain consulting agreements.

         We have, therefore, consolidated substantially all of our operations out of our Harrogate, England office, with a view to achieving growth through acquisition, rather than organic growth.

         To this end, on May 8, 2001, we consummated an agreement that increased our ownership of WRDC from 27.1% to 66.4%. At the initial closing, in exchange for certain shares of capital stock of WRDC held by shareholders of WRDC, Garcia Hanson and Brian Edmondson, we issued, in the aggregate, 929,914 shares of common stock to Messrs. Hanson and Edmondson, and paid them approximately $1.7 million in cash. We are also obligated with respect to the first step of the acquisition to issue to Messrs. Hanson and Edmondson up to 195,555 additional shares of Common Stock, subject to the realization of certain accounts receivables of WRDC. As of the date of this report, we have not finalized our determination as to whether the requirements for the issuance of the 195,555 shares of Common Stock have been satisfied.

         Upon the occurrence of certain events, but in no event later than January 1, 2002, we were obligated to acquire the remaining capital stock of WRDC not then owned by us in a second step transaction. Accordingly, the second step transaction was consummated at a closing on December 4, 2001. At this closing, we made a cash payment to each of Messrs. Hanson and Edmondson in the amount of $618,325.15 ((pound)438,546.15) and issued to each of Messrs. Hanson and Edmondson 1,062,680 shares of Common Stock and 194,897 shares of Preferred Stock. The powers, preferences and rights of the Preferred Stock are set forth in the Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions, as disclosed in our Form 8-K/A filing made with the SEC on January 30, 2002.

         The terms and conditions of the Preferred Stock requires us to pay cumulative dividends to each of Messrs. Hanson and Edmondson at a rate of ten percent (10%) per annum of the original purchase price of $2.00 per share of the Preferred Stock (the "Original Purchase Price") annually on December 31 of each year commencing December 31, 2002. In addition, upon any liquidation, dissolution or winding up of our operations, each of Messrs. Hanson and Edmondson shall be entitled to receive, in preference to the holders of Common Stock, a per share amount equal to the Original Purchase Price plus any accrued but unpaid dividends.

         Further, the holders of at least fifty-one percent (51%) of the then outstanding shares of Preferred Stock may elect to require us to redeem their shares of Preferred Stock upon (i) the occurrence of certain Redemption Dates (as defined in the Certificate of Designations), (ii) the closing of a secondary fundraising by us in which we raise at least $5 million (exclusive of fees and commissions), or (iii) our consolidation, merger or reorganization with or into any other corporation, where the holders of Common Stock determined on a fully diluted basis immediately before such merger, consolidation or reorganization hold less than fifty percent (50%) of our Common Stock or the capital stock of the surviving entity as so determined immediately after such transaction. Upon such redemption, the holders of the Preferred Stock shall be entitled to receive an amount in cash equal to the Original Purchase Price plus any accrued but unpaid dividends then owed.

         On July 3, 2001, our wholly owned subsidiary, Authoriszor Holdings Limited, initially acquired approximately a 66.4% interest in Logsys in exchange for a cash payment of approximately $237,000, and, if certain conditions are met, the issuance of 186,453 shares of our common stock. Effective January 28, 2002, these shares have been issued. In addition, our ownership interest in Logsys has increased to approximately 99.75% of the outstanding capital stock of Logsys as a result of the solicitation by Logsys of holders of its capital stock, other than shares of capital stock already owned by us, to tender their respective shares of capital stock in exchange for cash consideration payable by us at the same price per share as our initial acquisition of capital stock of Logsys.

         Effective November 30, 2001, David R. Wray, a member of our Board and Chief Technical Officer of Authoriszor Limited resigned. In addition, effective November 30, 2001, David J. Blanchfield, Research and Development Director of Authoriszor Limited resigned his position with us. In connection with the resignations of Messrs. Wray and Blanchfield, we have entered into Compromise Agreements with each of said officers. Pursuant to the terms of the Compromise Agreements, we are not obligated to pay any consideration to either Mr. Wray or Blanchfield. Accordingly, we have accrued no expenses related to the resignations of Messrs. Wray and Blanchfield. In addition, effective October 31, 2001, we have discontinued all payments that were otherwise due to members of our Board in exchange for their service to our Board, with the exception that all stock option agreements previously entered into by and between us and certain members of our Board remain in full force and effect.

         Prior to the events of September 11, 2001, we had received deficiency letters from Nasdaq NMS with respect to the minimum bid price and minimum market value of the public float of our Common Stock, and our Common Stock was at risk of being delisted by Nasdaq NMS. However, following the events of September 11, 2001, Nasdaq NMS suspended the listing requirements for Nasdaq NMS traded companies at least until January 2, 2002. Following January 2, 2002, Nasdaq NMS re-instituted the prior listing requirements for Nasdaq NMS listed companies. Accordingly, since January 2, 2002, the bid price of our Common Stock has closed below $1.00 and may continue to do so in the future. We may receive notice from Nasdaq NMS at any time following February 12, 2002 to the effect that we need to comply with the listing maintenance requirements, including the minimum bid price requirement and the minimum public float requirement, for continued listing on Nasdaq NMS within 90 calendar days from such notification or be delisted. If our Common Stock is delisted from Nasdaq NMS, we expect that our Common Stock will continue to be quoted on the Over the Counter Bulletin Board ("OTC") quotation medium. However, if our Common Stock is delisted from Nasdaq NMS, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our Common Stock, notwithstanding the fact that our Common Stock is quoted on the OTC. In addition, if our Common Stock is delisted from the Nasdaq NMS, it may be difficult for us to obtain any additional financing from third-parties.

         We have primarily funded our operations from (i) the net proceeds of approximately $28 million we received from the private placement in February 2000 of our Common Stock to investors in a transaction that was exempt from registration in accordance with Regulation S of the Securities Act, and (ii) the proceeds of the sale of Minmet securities. In addition, following the acquisition of WRDC and Logsys, we believe that a portion of the costs of our operations may be funded from revenues generated by WRDC and Logsys; however, to the extent that we experience a decrease in demand for our services, we could experience a corresponding reduction in our revenues provided by operations. Notwithstanding the foregoing, we believe that our existing cash, cash equivalents and short-term investments remaining for such sources, in addition to our revenues from operations provided by our acquisitions of WRDC and Logsys will be insufficient to meet our working capital requirements for the next 12 months. To the extent our capital and operating resources are insufficient to meet our future requirements, it is likely that we will have to raise additional funds to continue the development and commercialization of our services. These funds may not be available on favorable terms, or at all. If adequate funds are not available on attractive terms, we may be required to curtail operations significantly or to obtain funds by entering into financing, supply or other agreements on unattractive terms.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         We have risk related to currency exchange rate fluctuations and a majority of our cash flows will be received in pound sterling. A portion of our cash flows are expected to be received in non-U.S. currencies. In addition, as of December 31, 2001, our UK subsidiaries had deposited cash in pound sterling denominated accounts in the amount of $2,379,000. A ten (10%) percent fluctuation in currency rates would have a $237,900 effect on our stockholders' equity. Also, as of December 31, 2001, there are U.S. dollar denominated loans outstanding from us to our UK subsidiaries of approximately $881,000 that are not of a long-term investment nature. A ten (10%) percent fluctuation in currency rates would have a $88,100 effect on income. Although we may choose to do so in the future, to date, we have not engaged in foreign exchange hedging transactions.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

         None

Item 2.   Changes in Securities.

     (a) None

     (b) None

   (c) Since the period beginning with the quarter ended September 30, 2001 and the date hereof, we have issued the following securities in transactions not registered under the Securities Act:

         (i) Effective December 4, 2001 and in connection with the closing of the second step transaction with WRDC, whereby we purchased all of the outstanding capital stock of WRDC not then already owned by us, we issued 1,062,680 shares of Common Stock and 194,897 shares of Preferred Stock to each of Messrs. Hanson and Edmondson (shares of Common Stock and Preferred Stock are collectively referred to herein as the "WRDC Shares"). The WRDC Shares issued to Messrs. Hanson and Edmondson (collectively, the "Shareholders") were not registered under the Securities Act in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

                  WRDC was a closely held company, and the acquisition of WRDC by us was a privately negotiated transaction without any general solicitation or advertising in which WRDC and the Shareholders were represented by counsel. The Shareholders who received the WRDC Shares each represented to us that they were "sophisticated investors" who were acquiring the WRDC Shares for investment and not with a view towards a public distribution, and further that each had access to all material information concerning us that was necessary to make an informed decision with respect to the transaction. Each Shareholder also acknowledged that there would be restriction on transfer of the WRDC Shares received in the transaction. The shares of Common Stock issued to the Shareholders are reflected on the cover page indicating our total number of currently issued and outstanding shares; however, the shares of Preferred Stock are not so included.

(ii) Effective January 28, 2002 and in connection with the realization of certain accounts receivable by Logsys, we issued 186,453 shares of our Common Stock to Logsys Holdings Limited, the parent company of Logsys ("Logsys Holdings"). The Shares issued to Logsys Holdings were not registered under the Securities Act in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

                  The 186,453 shares of Common Stock ("Logsys Shares") issued to Logsys Holdings related to an agreement between us and Logsys Holdings to issue such shares of Common Stock in the event that certain accounts receivable were met by Logsys Holdings. This agreement was embodied in the Share Purchase Agreement, dated July 3, 2001, whereby we acquired (direct and indirectly) all of the outstanding capital stock of Logsys. Logsys was a closely held company, and the acquisition of Logsys by us was a privately negotiated transaction without any general solicitation or advertising in which Logsys and Logsys Holdings were represented by counsel. Logsys Holdings represented to us that it was a "sophisticated investor" who was acquiring the Logsys Shares for investment and not with a view towards a public distribution, and further that it had access to all material information concerning us that was necessary to make an informed decision with respect to the transaction. Logsys Holdings also acknowledged that there would be restriction on transfer of the Logsys Shares received in the transaction. The shares of Common Stock issued to Logsys is reflected on the cover page indicating our total number of currently issued and outstanding shares.

Item 3.   Default Upon Senior Securities.

         None

Item 4.   Submission of Matters to a Vote of Security Holders.

         None

Item 5.   Other Information.

         None.

Item 6.           Exhibits and Reports on Form 8-K .

EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.


2.1+ Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, WRDC Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.5).

2.2+ Side Letter to the Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.6).

4.1+     Certificate  of   Designations,   Preferences   and  Relative   Rights,
         Qualifications, Limitations and Restrictions of the Series A Cumulative Redeemable Preferred Stock of Authoriszor Inc (Exhibit 4.1).

--------------------------------------------------------
+ Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K/A, field with the SEC on January 30, 2002.

REPORTS ON FORM 8-K

1. We filed a Current Report on Form 8-K/A with the SEC on January 30, 2002, reporting the acquisition of all of the outstanding capital stock of WRDC not then already owned by us.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AUTHORISZOR INC.
                                            (Registrant)



Date:    February 14, 2002                  By: /s/ Andrew Cussons
                                               ---------------------------------
                                               Andrew Cussons
                                               Chief Financial Officer and
                                               Secretary
                                               (Principal Financial and
                                               Accounting Officer)

                                INDEX TO EXHIBITS

2.1+ Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, WRDC Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.5).

2.2+ Side Letter to the Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.6).

4.1+     Certificate  of   Designations,   Preferences   and  Relative   Rights,
         Qualifications, Limitations and Restrictions of the Series A Cumulative Redeemable Preferred Stock of Authoriszor Inc (Exhibit 4.1).


--------------------------------------------------
+ Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K/A, field with the SEC on January 30, 2002.