Form 10QSB
period 2002-03-31
AUTHORISZOR INC
filed 2002-06-24
CIK 850083

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

                        For Quarter Ended March 31, 2002
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


First Floor, Ebor Court, Westgate, Leeds                   LS1 4ND
--------------------------------------------------------------------------------
(Address of principal                                   (Postal Code)
 executive offices)

     Registrant's telephone number, including area code: (+44) 113-245-4788
                                                         ------------------

Windsor House, Cornwall Road, Harrogate, North Yorkshire      HG1 2PW
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES   X       NO
                                        --------     ----------

As of June 24, 2002, there were 20,768,511 shares of the common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES               NO      X
     ----------       ----------

                                AUTHORISZOR INC.

                                 March 31, 2002

                                      INDEX


PART I.           FINANCIAL INFORMATION                                                                 Page No.
                                                                                                        --------


         Item 1.  Financial Statements
         ------
                  Consolidated Balance Sheets as of March 31, 2002 (unaudited)
                  and June 30, 2001 (audited) ............................................................F-1

                  Consolidated Statements of Operations for the three and nine months ended March 31, 2002 and 2001 (unaudited)...............................................F-2

                  Consolidated Statements of Cash Flows for the nine months ended
                  March  31, 2002 and 2001 (unaudited)....................................................F-3

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

         Item 3.  Quantitative and Qualitative Disclosure of Market Risk....................................5
         ------

PART II. OTHER INFORMATION 6

         Item 1.  Legal Proceedings.........................................................................6
         ------

         Item 2.  Changes in Securities ....................................................................6
         ------

         Item 3.  Defaults Upon Senior Securities...........................................................6
         ------

         Item 4.  Submission of Matters to a Vote of Security Holders.......................................6
         ------

         Item 5.  Other Information.........................................................................6
         ------

         Item 6.  Exhibits and Reports on Form 8-K..........................................................6
         ------

SIGNATURES..................................................................................................8
INDEX TO EXHIBITS


AUTHORISZOR INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,       June 30,
                                                                                      2002            2001
                                                                                   (unaudited)      (audited)
                                                                                         $               $

            ASSETS

            Cash                                                                        688,460      9,340,029
            Receivables
              VAT recoverable and trade                                               1,418,608      1,912,158
              Accrued interest                                                                -        489,783
              Deferred cost payable on contracts                                        223,289        333,611
              Other                                                                     224,905        119,215
            Prepaid expenses                                                            178,313        344,301
            Amounts recoverable on contracts                                            210,624              -
            Restricted cash                                                             246,353      1,728,276
                                                                              -----------------------------------
            Total current assets                                                      3,190,552     14,267,373

            Investment in securities, available-for-sale                                      -        875,655
            Computer and office equipment, net of accumulated depreciation              479,876        612,527
            Goodwill                                                                  2,852,400      6,000,252
            Intangibles and other assets                                                212,619         233,270
                                                                              -----------------------------------
                                                                                      3,544,895      7,721,704
                                                                              -----------------------------------
            TOTAL ASSETS                                                            $ 6,735,477    $21,989,077
                                                                              ===================================

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Accounts payable - trade                                                  1,048,167      1,060,688
            Accrued liabilities                                                       1,425,111      3,707,960
            Deferred revenue                                                            777,516      1,089,887
            Payable related to WRDC acquisition                                          68,444      3,480,792
            Payable related to Logsys acquisition                                        71,728              -
            Current maturities of capital lease obligations                              98,679         99,304
                                                                              -----------------------------------
            Total current liabilities                                                 3,489,645      9,438,631

            Long term capital lease obligations, less current maturities                 83,390        127,546
            Cumulative redeemable preferred stock, $0.01 par value,                     983,776              -
            491,888 shares issued at $2.00 redemption value
                                                                              -----------------------------------
            Total long term liabilities                                               1,067,166        127,546


            Stockholders' equity
            Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 18,456,698 shares at
               June 30, 2001 and 20,582,058 at March 31, 2002                           205,821        184,567
            Additional paid-in capital                                               36,903,135     36,174,317
            Accumulated other comprehensive income:
            Cumulative foreign exchange translation adjustment                          253,688        623,253
            Unrealized gains on available-for-sale securities                                 -        364,725
            Accumulated deficit                                                     (35,184,008)   (24,923,962)
                                                                              -----------------------------------
            Total stockholders' equity                                                2,178,636     12,422,900
                                                                              -----------------------------------
            Total liabilities and stockholders' equity                              $ 6,735,447    $21,989,077
                                                                              ===================================


The accompanying notes are an integral part of these statements.

AUTHORISZOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                             For the three months ended        For the nine months ended
                                                      March 31,                        March 31,
                                                2002             2001             2002             2001
                                                  $               $                $                $


Net sales                                     1,239,309           64,306       5,306,329            88,483
Cost of sales                                   383,417           36,005       1,726,283            38,710
                                           ---------------- --------------- ----------------- ---------------
Gross profit                                    855,892           28,301       3,580,046            49,773

Operating expenses
Marketing and advertising                        87,723          392,232         217,321         1,368,795
Administrative                                3,286,017        3,048,175       9,628,340        12,569,118
                                           ---------------- --------------- ----------------- ---------------
Total operating expenses                      3,373,740        3,440,407       9,845,661        13,937,913
                                           ---------------- --------------- ----------------- ---------------
Operating loss                               (2,517,848)      (3,412,106)     (6,265,615)      (13,888,140)

Other income (expense)
Interest income, net                             30,009          245,343         154,253           942,278
Gain on sale of investments                           -           60,529         283,018            60,529
Currency transaction gains (losses)             (16,493)        (224,615)        110,164          (855,870)
Goodwill amortization                          (158,249)               -        (475,523)                -

Impairment of goodwill                       (4,051,612)               -      (4,051,612)                -
Equity in earnings of WRDC                            -           63,545               -           119,591
                                           ---------------- --------------- ----------------- ---------------
Total other income (expense), net            (4,196,345)         144,802      (3,979,000)          266,528
                                           ---------------- --------------- ----------------- ---------------
Net loss                                    $(6,714,193)     $(3,267,304)    (10,245,315)     (13,621,612)

Preferred stock dividend                        (19,491)               -         (25,988)                -
                                           ---------------- --------------- ----------------- ---------------
Net loss attributable to stockholders       $(6,733,684)     $(3,267,304)   $(10,271,303)     $(13,621,612)
                                           ================ =============== ================= ===============

Weighted average shares outstanding:

  Basic and diluted                          20,721,888       17,523,538      19,362,778        17,474,486
                                           ================ =============== ================= ===============

Loss per common share:
  Basic and diluted                         $    (0.32)      $    (0.19)    $     (0.53)      $     (0.78)
                                           ================ =============== ================= ===============

The accompanying notes are an integral part of these statements.


AUTHORISZOR INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                 For the nine months
                                                                                   Ended March 31,
                                                                                2002            2001
                                                                                ----            ----
                                                                                  $               $

Cash flows used in operating activities
  Net loss during the period                                                 (10,271,303)    (13,621,612)
  Adjustments to reconcile net loss to net cash used in operating activities:

     Issuance of stock and stock options in exchange for services                  7,000         689,012
     Non-cash compensation expense                                               204,188          60,000
     Equity in earnings in WRDC                                                        -        (119,591)
      Redeemable preferred shares
     Gain on sale of investments                                                (283,018)        (60,529)
     Depreciation and amortization                                               765,820         279,780
      Impairment of goodwill                                                   4,040,810               -
     Changes in operating assets and liabilities:
       Receivables and other assets                                            1,701,807          65,465
       Accounts payable and accrued liabilities                               (3,987,549)      1,693,969
                                                                           ---------------------------------
Net cash (used) in operating activities                                       (7,822,245)    (11,013,506)

Cash flows (used in) provided by investing activities
  Acquisition of equipment                                                       (64,191)       (312,934)
  Sale of investments                                                            793,948         117,298
  Investment in WRDC                                                          (1,266,887)              -
  Investment in Logsys                                                        (1,372,610)              -
  Purchase of intangible assets                                                  (28,257)        (70,564)
  Reduction (increase) in restricted bank deposits                             1,481,923        (551,729)
  Sale of equipment                                                               30,362               -
                                                                           ---------------------------------
Net cash flows (used in) provided by investing activities                       (425,712)       (817,929)

Cash flows (used in) provided by financing activities:
  Payments on capital leases                                                     (33,724)        (58,392)
  Proceeds from the issuance of common stock                                           -         400,000
                                                                           ---------------------------------
Net cash flows (used in) provided by financing activities                        (33,724)        341,608

Effect of exchange rate changes on cash                                         (369,888)       (819,644)
                                                                           ---------------------------------
Net (decrease) increase in cash and cash equivalents                          (8,651,569)    (12,309,471)
Cash and cash equivalents at beginning of period                               9,340,029      27,095,734
                                                                           ---------------------------------
Cash and cash equivalents at end of period                                  $    688,460    $ 14,786,263
                                                                           =================================

Supplemental  disclosure of cash flow  information:
 Cash paid during the period for:
    Interest                                                                $     25,521    $          -
    Income taxes                                                                       -               -

Supplemental disclosure of non cash financing and investing activities:

Cumulative preference stock, $0.01 par value, 102,094 shares issued
at $2.00 as part of restructuring settlement agreement                      $    204,188               -



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

NOTE B - CURRENCY TRANSACTION GAINS AND (LOSSES)

         The Company incurred currency transaction losses of approximately $(16,493) and gains of approximately $110,164, during the three and nine month periods ended March 31, 2002, respectively. These movements are a result of the Company (i) maintaining the majority of its operating cash in pound sterling during the three month period ended March 31, 2002, and (ii) transaction losses and gains related to short term loans. During the period beginning December 31, 2001 and ending March 31, 2002, the U.S. dollar strengthened against the UK pound from (pound)1=$1.4515 to (pound)1=$1.4262. At June 30, 2001 the currency exchange rate was (pound)1=$1.4152.

NOTE C - COMPREHENSIVE INCOME (LOSS)


                                             Three months ended                 Nine months ended
                                                 March 31,                          March 31,
                                          2002             2001              2002              2001

Foreign currency translation
   Adjustment                         $   (50,018)    $   (360,244)     $   (369,566)   $      (591,790)
Unrealized  gain (loss) on available            -         (255,428)                -         (1,072,068)
for sale securities
Reclassifications of gains on sale              -           60,529                 -             60,529
Net loss                               (6,733,684)      (3,267,304)      (10,271,303)       (13,621,612)
                                      -------------- ------------------ --------------- -------------------
Comprehensive loss                    $(6,783,702)    $ (3,822,447)     $(10,640,869)   $   (15,224,941)


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

NOTE E - GOODWILL

         New Accounting Standards Not Yet Adopted
         ----------------------------------------
                  In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations". This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a

AUTHORISZOR INC. AND SUBSIDIARIES

business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. The Company adopted SFAS 142 on January 1, 2002.

         Due to the slow down in the industry, the goodwill arising from the Company's acquisition of Logsys Solutions Ltd., a company incorporated in the United Kingdom ("Logsys"), and WRDC Ltd., a company incorporated in the United Kingdom ("WRDC"), was considered to be materially impaired from the original carrying value.

         The value of the Company's investment in Logsys has been written down by $937,893 in the three month period ended March 31, 2002 from $1,841,153 to $903,260 to reflect the impairment in value as of March 31, 2002.

         The goodwill arising from the Company's acquisition of 99.75% of the capital stock of Logsys, which was completed on July 3, 2001, was not amortized up to March 31, 2002. For more information concerning the Company's acquisition of the capital stock of Logsys, please see the Company's Current Report on Form 8-K/A that was filed with the SEC on July 16, 2001.

         The goodwill that resulted from the Company's acquisition of WRDC was being amortized using the straight-line method over a period of ten years. At March 31, 2002, the carrying value of such goodwill was $5,052,057 after amortization in the three month period ended March 31, 2002 of $158,249. This carrying value has been written down by $3,102,917 to $1,949,140 to reflect the impairment in value as of March 31, 2002.

         The fair market value of Logsys and WRDC for purposes of this impairment analysis was estimated using a multiple of projected revenues for these subsidiaries for one year.

NOTE F  - NET INCOME (LOSS) PER COMMON SHARE

         Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable as a result of the exercise of stock options and warrants. A total of 3,233,913 potentially dilutive securities for the nine months ended March 31, 2002 and 3,027,413 for the nine months ended March 31, 2001 have not been included because their inclusion would be anti-dilutive.

NOTE G - AMOUNTS RECOVERABLE ON CONTRACTS

         Amounts recoverable on contracts are balances that represent amounts included in revenue on long-term contracts that have not been billed as of March 31, 2002.

The attributable profit on long-term contracts is recognized once the outcome of such contracts can be assessed with reasonable certainty. The profit recognized reflects the proportion of work completed to date on the project.

NOTE H - DEFERRED COST PAYABLE ON CONTRACTS

         These  are  balances  in  respect  of  costs  payable  under   software
maintenance contracts. Costs are deferred and recognized over the term of the contract in proportion to revenue recognized.

NOTE I - ISSUE OF SHARES ON RESTRUCTURING

         As part of a restructuring plan and pursuant to a Compromise Agreement, dated as of March 29, 2002, Paul Ayres, who has resigned as President and Chief Executive Officer of the Company was issued 40,142 shares of the Company's Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). Similarly, as part of a restructuring plan and pursuant to a Compromise Agreement dated as of March 29, 2002, Andrew Cussons, who has resigned as Chief

AUTHORISZOR INC. AND SUBSIDIARIES


Financial Officer, was issued 61,952 shares of Company Series A Preferred Stock. These shares have been expensed at the redemption value of $2.00, a total of $204,188.

         As part of the same plan 400,000 stock options previously granted to Paul Ayres and 300,000 previously granted to Andrew Cussons were vested. The market price on the vesting date was sufficient low such stock options that the vested options have not been accounted for.

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

Critical Accounting Policies

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

         Revenue Recognition

         The Company  recognizes  revenue in accordance  with the  provisions of
Statements of Position 97-2 and 98-9 issued by the American Institute of Certified Public Accountants. It recognizes revenue from software sales at the time of product shipment, or in accordance with the terms of the licensing contracts, when collectability is probable and the Company has no significant obligations remaining under the license agreement. In instances where significant obligations remain, revenue recognition is delayed until such obligations have been satisfied. The Company also provides training, consulting and on-going support.

         Revenue on long-term contracts reflects the contract activity during the period and represents the proportion of total contract value that costs incurred to date bear to total expected costs.

         Property and Equipment

         Property and equipment re stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated services lives, using the straight line method. The useful lives range from three to ten years.

         Expenditure for repairs and maintenance are charged to expense as incurred, and additions and improvements that significantly extend the lives of the assets are capitalized. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

Results of Operations

         The following is a discussion of the results of operations for the three and nine months ended March 31, 2002 compared with the three and nine months ended March 31, 2001.

         Revenues

         Revenues for the three and nine months ended March 31, 2002 increased by $1,175,003 and $5,217,846, respectively, from $64,306 and $88,483 for the three and nine month period ended March 31, 2001, to $1,239,309 and $5,306,329. This increase resulted primarily from consolidating the operations of WRDC and Logsys following our acquisition of 66.4% of the outstanding capital stock of WRDC, effective May 8, 2001, the subsequent acquisition of all the remaining outstanding shares of capital stock of WRDC not then already owned by us, effective December 4, 2001, and our acquisition of 99.75% of the capital stock of Logsys on July 3, 2001.

         Cost of Revenues

         Cost of revenues for the three and nine months ended March 31, 2002 increased by $347,412 and $1,687,573, respectively, in line with the revenue growth. The percentage gross margin for the three months and nine months ended March 31, 2002 was 69% and 67%, respectively. This change in gross margin percentage reflects a reduction in the percentage amounts payable to resellers of WRDC under the terms of reseller agreements from December 31, 2001.

         Expenses

         Marketing and advertising costs for the three and nine months ended March 31, 2002 were reduced by $304,509 and $1,151,474, respectively. This reduction is attributable primarily to our ongoing review of company-wide expenditures and our increased focus on cost reduction. This reduction in expenses was accompanied by a significant increase in sales.

         Administrative expenses consist primarily of salaries and benefits paid to our employees, related travel costs, occupancy and office costs, and severance costs as a result of the continued implementation of management's revised business plan.

         Administrative expenses for the three and nine months ended March 31, 2002 increased by $237,842 and reduced by $2,940,778 respectively. It should be noted that administrative expenses for WRDC and Logsys for the three and nine months ended March 31, 2002 were approximately $1,710,432 and $4,785,686, respectively. Accordingly, our administrative expenses without regard to these subsidiaries were $1,472,590 and $7,726,464 less than our administrative expenses compared to the three and nine months ended March 31, 2001. This significant reduction reflects the closure of all US operations, the closure of certain UK sales offices, a reduction in UK corporate and development office space and termination of the respective employees associated with such closures. The management team reviews costs on a continuous basis in the light of the levels of revenues that we expect to achieve. Management believes that further cost reductions will be necessary.

         Other Income and Expense

         Interest income for the three and nine months ended March 31, 2002 were $215,335 and $788,026 less than for the three and nine months ended March 31, 2001. This reduction is primarily a result of our significantly reduced cash balances during such periods.

         Gain on sale of investments for the nine months ended March 31, 2002 was $283,018, compared to $60,529 for the same period a year ago. The gain is a result of the disposal of the remaining Minmet shares owned by us.

         Foreign currency (losses)/gains for the three and nine months ended March 31, 2002 were ($16,493) and $110,164, respectively, compared to $(224,615)
and ($855,870) for the three and nine months ended March 31, 2001.

         Goodwill amortization for the three and nine months ended March 31, 2002 increased by $158,249 and $475,523, respectively, compared to the three and nine months ended March 31, 2001. As of March 31, 2002, the carrying values of investments in Logsys Solutions Ltd. and WRDC Ltd. were written down by $937,893 and $3,102,917 in line with management's valuations of these subsidiaries.

Financing Management's Plan of Operation

         During February 2002 our then President and Chief Executive Officer, Paul Ayres, evaluated the present and future market conditions, and the forecast revenue performance from all parts of the business, and concluded that the business required further restructuring and overhead cutbacks. This was required to right size the overheads to match the forecast and likely revenues from the now essentially service-based businesses of WRDC and Logsys.

         As part of a restructuring plan approved by the Board of Directors, Paul Ayres has resigned as President and Chief Executive Officer, and from other various executive and director positions that he had held with the Company and its subsidiaries. Mr Ayres has entered into a Compromise Agreement with the

Company. Also, Mr. Ayres will continue to be retained as a non-executive director on a no fee basis. Pursuant to the terms of the Compromise Agreement, we have paid Mr. Ayres (pound)15,000 on execution of the agreement and owe him an additional payment of (pound)5,000. We also issued to Mr. Ayres 40,142 shares of our Series A Cumulative Redeemable Preferred Stock ("Preferred Stock"). The provision of a Company car and healthcare benefits continue in force for Mr. Ayres until December 31st 2002. Additionally, 400,000 stock options previously granted to Mr. Ayres will vest immediately.

         As part of these restructuring plans, our Chief Financial Officer and Secretary, Andrew Cussons, has resigned the various executive officer and director positions that he had held with us and our subsidiaries. Mr. Cussons has entered into a Compromise Agreement with the Company. Pursuant to the terms of the Compromise Agreement, we have paid Mr. Cussons (pound)10,000 on the execution of the agreement and owe him additional payments aggregating (pound)19,500. We also issued to Mr. Cussons 61,952 shares of our Preferred Stock. The provision of healthcare benefits continues in force for Mr. Cussons until December 31st 2002. Additionally, 300,000 stock options previously granted to Mr. Cussons will vest immediately.

         The Company has entered into a Consultancy Agreement, dated as of May 23, 2002, with a company owned by Mr. Ayres and Mr. Cussons that has agreed to provide certain consulting services to the Company for six (6) months following the effective date of the Consultancy Agreement. The Company has agreed to pay the consulting company payments aggregating (pound)50,500. In addition a further payment will be made to the consulting company exclusively dependent on, and receipt by the Company of, anticipated funds in relating to a tax credit the Company is seeking. Application has been made to the UK Inland Revenue in the amount of $261,385 with respect to the tax credit (the "First Tax Credit") The sum of (pound)80,000 will be paid to the consulting company on receipt by the Company of the First Tax Credit and a further 50% of the amount of a second tax credit (the "Second Tax Credit") received by the Company will be paid to the consulting company. It is anticipated that the calculation of and application for the Second Tax Credit will be made by the Company in July 2002. The receipt by the Company of funds with respect to the First Tax Credit and the Second Tax Credit is subject to the Inland Revenue approving the amount of the applicable tax credit claimed by the Company. In addition, the consulting company is entitled to receive a further payment of (pound)20,000 if the Company (or any subsidiary) receives funding in the sum of (pound)250,000 or more from a specified private UK investment company as a result of the consulting company's services. The proposed financing discussed in this Form 10-QSB would not trigger this payment.

         As part of these restructuring plans, the remaining team made up of a staff of four directly involved with the Company's security product "Positive ID" were made redundant, effective March 31st 2002. The success of Positive ID requires further investment, and the Company believed that it was more prudent to focus on the services businesses of WRDC and Logsys, based on the sales so far of all parts of the business. However, the management remain committed to supporting the Positive ID product in some way and, therefore, entered a subsequent agreement with these four members of the staff and their new company, "Sandford Technology Ltd". The terms of the agreement are that the Company licenses Positive ID to Sandford Technology Ltd on an exclusive basis to market and sell Positive ID. During the course of the contract, resulting sales yield royalty payments to the Company. The intellectual property of Positive ID is retained by the Company. The agreement also provides an option that we can purchase the entire share capital of Sandford Technology Ltd on a pre-agreed basis from a point 3 years in time from the signing of the agreement and continuing in force for the duration of the agreement. Additionally and provided in the agreement, Sandford Technology Ltd. may purchase the Positive ID intellectual property from the Company on a pre-approved basis during the term of an option period described in the contract, and valid from 1st July 2004 and continuing in force for the duration of the agreement. Also, Sanford Technology Ltd. may exercise its option in the event that the Company receives an offer for its intellectual property rights during the term of the Agreement.

         In connection with these restructuring plans the Board of Directors appointed our current Chief Operating Officer, Garcia Hanson, as President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and appointed Peter Hughes, the Operations Director of WRDC, as our Chief Operations Officer.

         As reported in the Quarterly Report for the quarter ending December 31st 2001, further funds were required by the Company in order to avoid a severe curtailment of Company operations. During the 3 months between November 2001 and February 2002, the management team spent some considerable time seeking funds for the Company from the financial markets but failed to secure any financing or equity participation. Accordingly, management executed a further round of overhead cuts and intensified its efforts to seek working capital funds from suitable sources.

         In order to manage effectively the Company's cash resources and to support its capital raising activities, the management team in March 2002 produced a new business plan, including P&L and cash flow forecasts based on the continuation of the service-based businesses of WRDC and Logsys. The Company continued to make overhead cuts and made certain favorable payment arrangements with its creditors in order to reduce cash outlays.

         Notwithstanding these efforts, management believes that, without additional equity investment or bank facility in place, our existing cash resources and cash flow, if any, from operations will be insufficient to meet our working capital requirements through the end of this fiscal year. At the time of the preparation of this report, definitive agreements are being negotiated with a number of founder stockholders, board members and management to provide a total of approximately $900,000 of working capital. If the agreements being negotiated is consummated, the funds will be provided in three parts. First, a sum of $450,000 is to be provided as a cash injection for equity in Authoriszor Holdings Ltd. ("AHL"), the Company's wholly-owned UK subsidiary. Second, a sum of approximately $450,000 is to be paid to Authoriszor Inc. to purchase certain AHL shares owned by the Company. It is intended that $300,000 of this will be used to redeem certain outstanding shares of preferred stock and $150,000 of this amount would be used to discharge certain indebtedness of Authoriszor Inc. Third, and in addition, a sum of $300,000 is to be sought as bank debt supported by the personal guarantees of certain individuals. The proposed funding is intended to be completed and in place by end of July 2002. The proposed funding is subject to the negotiation and execution of definitive documents with the prospective investors relating to the financing, the willingness of a bank to make the bank loan and the negotiation and execution of the bank loan documents, approval of the definitive documents and the bank loan documents by the Company's Board of Directors and the satisfaction of certain other conditions. Therefore, there can be no assurance that such funds will be obtained on the terms set forth herein. The Company believes that if this financing is consummated, the Company will have sufficient working capital resources for the remainder of the calendar year.

         Alternative investment vehicles were considered by the Board of Directors. After consultations with banks and potential investors, the Board of Directors determined that most of the funds should be provided to AHL rather than Authoriszor Inc. The definitive documents are expected to prohibit AHL from distributing funds to Authoriszor Inc., but management believes that the considerably reduced and planned obligations of Authoriszor Inc. may be met from the proceeds of the sale of Authoriszor's AHL shares and available working capital. In accordance with the agreement in principle, in return for cash invested, that the investors will be issued common stock in AHL, and in return for providing personal guarantees for an overdraft facility, such individuals will be granted warrants to purchase AHL shares at a predetermined exercise price. The agreement in principle, if consummated, will result in a post-dilution shareholding position in AHL as follows:

Authoriszor Inc.                    67.6%
New Investors                       27.0%
Warrant Holders (as diluted)        5.4%

         Pursuant to the agreement in principle with respect to the proposed financing AHL has agreed not to engage in discussions with any other party concerning an investment for a period of sixty (60) days.

         The proposed financing, if consummated, provides for the elimination of the inter-company indebtedness of AHL to the Company in the amount of approximately $130,064. The proposed financing, if consummated, also requires the Company following the closing of the financing transaction (i) to explore the possibility of distributing shares of AHL held by the Company to the stockholders of the Company, (ii) to seek a UK listing in due course, and (iii) to seek a purchaser for the Company if it becomes a public shell company as a result of the distribution of AHL shares to the stockholders of the Company.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         We have risk related to currency exchange rate fluctuations and a majority of our cash flows will be received in pound sterling. A portion of our cash flows are expected to be received in non-U.S. currencies. In addition, as of March 31, 2002, our UK subsidiaries had deposited cash in pound sterling denominated accounts in the amount of $431,515. A ten (10%) percent fluctuation in currency rates would have a $43,151 effect on our stockholders' equity. Also, as of March 31, 2002, there are U.S. dollar denominated loans outstanding from us to our UK subsidiaries of approximately $752,263 that are not of a long-term investment nature. A ten (10%) percent fluctuation in currency rates would have a $75,263 effect on income. Although we may choose to do so in the future, to date, we have not engaged in foreign exchange hedging transactions.

         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

         On May 14, 2002, the Company served a writ in the Leeds District Registry in the United Kingdom upon the former owners of Logsys Solutions Limited (Mr. Stewart Lesley Ashton and Logsys Holdings Limited)in the sum of approximately $950,000 relating to certain indemnities that the Company alleges were covered and provided for in the Sale and Purchase Agreement, dated July 3, 2001, relating to the acquisition of Logsys Solutions, Limited, which includes an amount of $345,000 relating to software development work carried out for a major client. Legal expenses with regard to this action will be expensed as incurred.

Item 2.   Changes in Securities.

     (a)  None

     (b)  None

     (c) During the quarter ended March 31, 2002, we have issued the following securities in transactions not registered under the Securities Act:


                  Effective January 28, 2002 and in connection with the realization of certain accounts receivable by Logsys, we issued 186,453 shares of our Common Stock to Logsys Holdings Limited, ("Logsys Holdings"), the parent company of Logsys. The Shares issued to Logsys Holdings were not registered under the Securities Act in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

                  The 186,453 shares of Common Stock ("Logsys Shares") issued to Logsys Holdings related to an agreement between us and Logsys Holdings to issue such shares of Common Stock in the event that certain accounts receivable were met by Logsys Holdings. This agreement was embodied in the Share Purchase Agreement, dated July 3, 2001, whereby we acquired (direct and indirectly) all of the outstanding capital stock of Logsys. Logsys was a closely held company, and the acquisition of Logsys by us was a privately negotiated transaction without any general solicitation or advertising in which Logsys and Logsys Holdings were represented by counsel. Logsys Holdings represented to us that it was a "sophisticated investor" that was acquiring the Logsys Shares for investment and not with a view towards a public distribution, and further that it had access to all material information concerning us that was necessary to make an informed decision with respect to the transaction. Logsys Holdings also acknowledged that there would be restriction on transfer of the Logsys Shares received in the transaction. The shares of Common Stock issued to Logsys is reflected on the cover page indicating our total number of currently issued and outstanding shares.


Item 3.   Default Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None


Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K .

EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.


2.1+ Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, WRDC Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.5).
2.2+ Side Letter to the Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.6).
4.1+ Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions of the Series A Cumulative Redeemable Preferred Stock of Authoriszor Inc (Exhibit 4.1).
10.1 Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Paul Ayres.
10.2 Compromise Agreement, dated as of March 29, 2002, by and between Authoriszor Inc. and Paul Ayres.
10.3 Consultancy Agreement, dated as of May 23, 2002, by and between Authoriszor Inc. and UTILIS Ventures Limited.
10.4 Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Andrew Cussons.
10.5 Compromise Agreement, dated as of March 29, 2001, by and between Authoriszor Inc. and Andrew Cussons
10.6 License and Distribution Agreement, by and between Authoriszor Inc. and Sanford Technologies, Inc., dated as March 25, 2002, and supplemental letter, dated May 9, 2002.

-----------------------------------------------------------
+ Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K/A, field with the SEC on January 30, 2002.

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

                                         AUTHORISZOR INC.
                                         (Registrant)



Date: June 24, 2002                      By: /s/ Garcia Hanson
                                            ------------------------------------
                                            Garcia Hanson
                                            Chief Executive Officer,
                                            Chief Financial Officer and
                                            Secretary
                                            (Principal Financial and Accounting
                                            Officer)

                                INDEX TO EXHIBITS



2.1+ Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, WRDC Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.5).
2.2+ Side Letter to the Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.6).
4.1+ Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions of the Series A Cumulative Redeemable Preferred Stock of Authoriszor Inc (Exhibit 4.1).
10.1 Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Paul Ayres.
10.2 Compromise Agreement, dated as of March 29, 2002, by and between Authoriszor Inc. and Paul Ayres.
10.3 Consultancy Agreement, dated as of May 23, 2002, by and between Authoriszor Inc. and UTILIS Ventures Limited.
10.4 Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Andrew Cussons.
10.5 Compromise Agreement, dated as of March 29, 2001, by and between Authoriszor Inc. and Andrew Cussons
10.6 License and Distribution Agreement, by and between Authoriszor Inc. and Sanford Technologies, Inc., dated as March 25, 2002, and supplemental letter, dated May 9, 2002.

-----------------------------------------------------------
+ Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K/A, field with the SEC on January 30, 2002.