Form 10KSB
period 2002-06-30
AUTHORISZOR INC
filed 2004-11-29
CIK 850083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2002
☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number: 000-27869

AUTHORISZOR INC.

(Name of Small Business Issuer in its Charter)

Delaware	75-2661571
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

WRDCLogsys, First Floor Ebor Court, Westgate, Leeds LS1 4ND United Kingdom	LS1 4ND
(Address of Principal Executive Offices)	(Zip code)

011-44-113-245-4788
(Issuer’s Telephone Number, Including Area Code.)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, $0.01 par value
(Title of class)

Check whether the issuer:  (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.      Yes    ☐    No    ☒

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year:  $6,880,483

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of October 21, 2004 was approximately $143,379.58.  For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates.  Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of October 25, 2004, there were 20,768,511 shares of the common stock, $0.01 par value, of the Company issued and outstanding.

Transitional Small Business Disclosure Format: Yes     ☐ No     ☒

AUTHORISZOR INC.

PART I
Item 1: DESCRIPTION OF BUSINESS
ITEM 2: DESCRIPTION OF PROPERTIES
ITEM 3: LEGAL PROCEEDINGS
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A: CONTROLS AND PROCEDURES
ITEM 8B: OTHER INFORMATION
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS

i

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in, or incorporated by reference into, this report.

Unless the context otherwise requires, “Authoriszor,” the “Company,” “we,” “our,” “us” and similar expressions refers to Authoriszor Inc., its subsidiaries and its predecessors.  The term “Auth US” refers to Authoriszor Inc. only.

This report is being filed late with a series of prior reports which are also late.  All of our reports which are part of this late filing (starting with June 30, 2002) and all reports after this date as a result should be read in their entirety together. All matters stated in this report are stated as of the date of this report, which is June 30, 2002, even though this report has been filed at a later time.  Except as otherwise noted herein, events that have taken place after June 30, 2002, are covered in our filings after this date based on when they happened.

ITEM 1:  DESCRIPTION OF BUSINESS

History

Auth US’s predecessor was incorporated as a Colorado corporation on January 20, 1989 under the name Starlight Acquisitions Inc.  On May 10, 1996, Starlight Acquisitions, Inc. acquired Toucan Mining Plc (then named Toucan Mining Limited), incorporated in the Isle of Man, the holding company of a mining group operating in South America.

On July 29, 1996, Starlight Acquisitions, Inc. was reincorporated as a Delaware corporation on July 22, 1996 under the name Toucan Gold Corporation.  Effective June 30, 1999, Toucan Mining Plc sold its sole operating subsidiary to Minmet Plc, a company listed on the Irish Stock Exchange and the London Stock Exchange, in consideration for the issue of Minmet ordinary shares, the grant of warrants and other consideration.  Funding of the consideration for the transaction was completed on July 15, 1999.  On July 22, 1999, we acquired all of the outstanding capital stock of Authoriszor Limited, which was then named ITIS Technologies Limited, whose, business consisted primarily of developing internet security software.  On August 25, 1999, our name was changed to Authoriszor Inc., and the name of our subsidiary was changed to Authoriszor Limited.

On January 12, 2000, Authoriszor Holdings Limited, our newly created wholly-owned subsidiary, acquired the whole of the issued share capital of Authoriszor Limited as part of an intra-group reorganization.

On January 27, 2000, we sold our wholly-owned subsidiary, Toucan Mining Plc, to Golden Ridge Group Limited for an aggregate consideration of $809,750 (£500,000) in cash.  On the same date, Toucan Mining Plc agreed to transfer to us the beneficial interest in 2,000,000 shares in Minmet for a consideration of £1.  Subsequently, we have exercised such warrants and sold all of the Minmet shares beneficially owned by us.

On February 22, 2000, we acquired a 27.2% (25.1% on a fully diluted basis) interest in WRDC Limited (WRDC), a private UK company, for a purchase price of $604,800. The purchase price of WRDC exceeded the Company’s proportionate share of the net assets acquired by $584,400, which was being amortized on a straight line basis over ten years.  WRDC provides a broad array of strategic services and a number of strategic technologies, such as, electronic messaging, directory services, security architectural and interest technologies, and the combination of these technologies and concepts to its customers.

On May 8, 2001, we purchased an additional equity interest in WRDC, increasing its ownership interest from 27.2% to 66.4%.  We issued 929,914 shares of common stock, paid cash of approximately $1,716,000 and issued 237,000 stock options (fair valued at $248,900) to WRDC employees for the additional equity interest.  We also committed to issue an additional 195,000 shares of our common stock to the shareholders of WRDC subject to the realization of certain of WRDC’s accounts receivable.  Also on this date, we committed to acquire the remaining

33.6% interest in WRDC upon the occurrence of certain events, but in no event later than January 1, 2002.    For further information concerning the terms and conditions upon which we acquired WRDC, please see our Current Report on Form 8-K/A that was filed on September 17, 2001.

As of May 8, 2001, we changed from the equity method to the consolidation method to account for our ownership of WRDC.

On July 3, 2001, our wholly owned subsidiary, Authoriszor Holdings Limited, initially acquired approximately a 68% interest in Logsys Solutions Limited in exchange for a cash payment of approximately $237,000, and, if certain conditions were met, the issuance of 186,453 shares of our common stock.  These shares were issued in January 2002.  In addition, our ownership interest in Logsys has increased to approximately 99.75% of the outstanding capital stock of Logsys as we have purchased the stock held by certain former Logsys employees in exchange cash payable by us at the same price per share we paid at the time of our initial acquisition of capital stock of Logsys. For further information concerning the terms and conditions upon which we acquired Logsys, please see our Current Report on Form 8-K that was filed on July 16, 2001.

In December 2001, we acquired the remaining equity in WRDC., increasing its ownership interest to 100% of the outstanding capital stock of WRDC for total consideration equal to the following: (i) $1,236,650 payable in cash, (ii) the issuance of 2,125,360 shares of common stock, par value $.01 per share of the Company, and (iii) the issuance of 389,794 shares of our Series A Cumulative Redeemable Preferred Stock, par value $.01 per share.

For more information concerning our acquisition of the remaining capital stock of WRDC, please see our Report on Form 8K/A filed with the SEC on January 30, 2002.

Important Post Balance Sheet Events:

As reported in  our Form 10-QSB for the quarter ended March 31, 2002, in the absence of additional financing, we and our subsidiaries do not have sufficient working capital to continue to operate substantially beyond the end of our fiscal year, June 30, 2002.  As of the date of this report, June 30, 2002, and after it, this continued to be the view and the Post Balance sheet events noted below that have occurred have further solidified this view.

After exploring multiple potential options and strategies, our Board of Directors determined, after much deliberation, to raise additional working capital in order to enable us to satisfy our existing liabilities by raising additional working capital. We did this by entering into the Investment Agreement described below.

Notwithstanding this however, our position has continued to worsen significantly since our sub-tenant defaulted on its sublease for the property leased by us in Burlington, Massachusetts, which is also described further below.  Due to this default, we now face liabilities we did not expect and as a result we believe that we will have to enter into negotiations with our creditors to establish alternative payment arrangements.

The Investment Agreement

On July 18, 2002, we consummated an investment agreement (the “Investment Agreement’) with Authoriszor Holdings Limited (“Authoriszor Holdings Limited”), Roy Williams (“Williams”); Garcia Hanson (“Hanson”), Zalcany Limited (“Zalcany”) and Noblepoint Limited (“Noblepoint,”) and collectively with Williams, Hanson and Zalcany, (the “Investors”), pursuant to which we transferred our capital stock in WRDC,  which constituted approximately 69.7% of the outstanding shares of capital stock of WRDC, and our capital stock in Authoriszor Limited, in turn which constituted approximately 74.8% of the outstanding shares of capital stock of Authoriszor Limited, to Authoriszor Holdings Limited for a nominal sum and the Investors purchased Preferred Ordinary Shares of Authoriszor Holdings Limited (the “Authoriszor Holdings Limited Preferred Shares”), our subsidiary, for an aggregate purchase price of £574,994.94 ($902,684.56).  As a result, our equity interest in Authoriszor Holdings Limited, which is in the form of ordinary shares of Authoriszor Holdings Limited (the “Authoriszor Holdings Limited Ordinary Shares”), has decreased from 100% to 35%.

Following the Investment Agreement transaction and a restructuring of the ownership of shares of its subsidiaries, Authoriszor Holdings Limited owns all of the capital stock of WRDC Limited, Authoriszor Limited,

Logsys Solutions Limited and, indirectly through WRDC, over 75% of the stock of PAD (London) Limited and WRDC AG.

The Investment Agreement restricts Authoriszor Holdings Limited from making payments to us without the consent of the Investors however, approximately $68,992.38 of the investment proceeds were paid to us by Authoriszor Holdings Limited in satisfaction of certain inter-company indebtedness.  In connection with this transaction, we redeemed 117,742.5 shares of our Series A Cumulative Redeemable Preferred Stock owned by Hanson, our Chief Executive Officer and the Managing Director of Authoriszor Holdings Limited, for the aggregate redemption price set forth in the Series A Preferred Stock designations of $235,485. Hanson utilized all the proceeds from the redemption in connection with the purchase of his Authoriszor Holdings Limited Ordinary Shares.

The Investment Agreement prohibits Authoriszor Holdings Limited from issuing shares of its stock without the consent of the Investors, except that Authoriszor Holdings Limited may issue a certain number of additional shares (the “Additional Shares”) at a purchase price not less than the price paid by the Investors.  If all the Additional Shares are issued, our equity interest in Authoriszor Holdings Limited would be reduced to 32.4%.  As of July 18, 2002 this occurred.

The Investment Agreement provides that the board of directors of Authoriszor Holdings Limited shall consist of not more than four persons, including two persons nominated by the Investors.  The current members of the board of directors of Authoriszor Holdings Limited are Hanson, Ian McNeill, and Peter Hughes.  We do not have the right to nominate a director.

The powers, preferences and rights of the Authoriszor Holdings Limited Ordinary Shares and Authoriszor Holdings Limited Preferred Shares are set forth in the Articles of Association of Authoriszor Holdings Limited (“Authoriszor Holdings Limited Articles”).  The Authoriszor Holdings Limited Articles contain a right of first refusal provision that grants to any shareholder of Authoriszor Holdings Limited, which currently consists of the Company and the Investors (collectively, the “Authoriszor Holdings Limited Shareholders”), the first right to purchase the shares of Authoriszor Holdings Limited that another Authoriszor Holdings Limited Shareholder desires to sell to a third-party.  The price of such purchase will be determined by either a mutual agreement between the directors of Authoriszor Holdings Limited and the transferring Authoriszor Holdings Limited Shareholder or by an independent accountant.

The Sublease

In May 2001, we began subleasing the office space of our prior U.S. headquarters to a subtenant, Directech.  The sublease calls for monthly payments in the amount of $31,400 per month through April 2005, which is equal to the monthly payments and term of the underlying lease.

On July 19, 2002 we were informed by the tenant, Directech that it was experiencing grave financial difficulties as a direct consequence of its main customer, Worldcom, defaulting on the payment of its debts to Directech.  We have entered into discussions with the landlord and with Directech with the objective of resolving this matter, but we do not consider it likely that Directech will be able to make any further payments on the sublease. The full amount of the rental payable to the landlord from February 28, 2003 of $801,725 is the full amount payable of $1,053,094 at June 30 2002 less payment made for July of $31,369 and a letter of credit of $220,000. We expect that our landlord will draw down on the letter of credit supporting the lease of $220,000 if we are not able to make or otherwise resolve the payments owing to it.  An additional amount of $100,000 has been provided in the accounts, to cover legal fees payable for both parties under the agreement in the event of a dispute.

Overview of the Business

As of the date of this report (June 30, 2002) our operations have been largely discontinued. We now own due to post-June 30, 2002 events approximately 35% of the outstanding shares of capital stock of Authoriszor Holdings Limited as opposed to 100% (See discussion above under History – Post Balance Sheet Events).  As noted in previous reports, Authoriszor Holdings Limited and its WRDL Limited and Logsys Solutions Limited subsidiaries provide technology consulting and development services, and also sell and support a suite of security software for companies and governmental bodies that wish to deploy e-commerce, security and workflow applications within their organization.  They perform the following services:

•                                          Technology and Process Consulting

•                                          Technology Provision

•                                          Systems Development

•                                          Systems Support.

Their focus is primarily on provision of technology services to the following five defined market sectors:

•                                          Airlines and Travel

•                                          Banking and Finance

•                                          Industrials

•                                          Public Sector (defense, health, police and Government)

•                                          Utilities (electricity, water, gas and telecoms)

Authoriszor Holdings Limited and its WRDC Limited and Logsys Solutions Limited subsidiaries develop, enhance and support software products, under license. In addition, they also develop applications and software products based on the X.400 messaging standard.  They also have relationships with a number of companies, and resell applications. Important relationships include Preworx, Access360, Critical Path and Insider Technology. They also currently develop and tailor applications for public sector organizations to automate tribunal hearing and vetting requirements.  They also have an established 24x7x365 International Support Helpdesk that provides support services.

Industry Background

The market for technology and consulting services has been changing rapidly over the last several years, and we expect this level of change to continue.  The market for advanced technology expanded rapidly during the period from 1999 through mid-2000, but has declined significantly since.  We believe that our success will depend, in part, on our ability to develop technology and service offerings that keep pace with rapid and continuing changes in technology, evolving industry needs and changing client preferences.  We also believe that our success will also depend on our ability to develop and implement ideas that successfully apply existing and new technologies to deliver tangible value to our clients. We may not be successful in addressing these developments on a timely basis or in selling our services and products in the marketplace. If we are not, our business will decline.

AHL Core Technology Business Unit

As part of restructuring plans, the remaining team made up of a staff of four directly involved with Authoriszor Holdings Limited’s security product “Positive ID” was made redundant, effective March 31, 2002. The success of Positive ID required further investment, and as we were unable to fund this investment, we believed that it was more prudent to focus on the services businesses of WRDC and Logsys, based on the revenue performance. As management remained committed to supporting the Positive ID product Authoriszor Holdings Limited entered into a subsequent agreement with these four former members of the staff and their new company, Sandford Technology Limited (“Sandford”). The terms of the agreement are that Authoriszor Limited licenses Positive ID to Sandford on an exclusive basis to market and sell Positive ID. The intellectual property rights of Positive ID are retained by Authoriszor Limited. The agreement also provides an option that Authoriszor Limited can purchase the entire share capital of Sandford on a pre-agreed basis from a date three (3) years after the signing of the agreement and continuing in force for the duration of the agreement. Additionally and provided in the agreement, Sandford may purchase the Positive ID intellectual property from Authoriszor Limited on a pre-agreed basis during the term of an option period described in the contract, valid from July 1, 2004 and continuing in force for the duration of the agreement. Also, Sandford may exercise its option in the event that Authoriszor Limited receives an offer for its intellectual property rights from a 3rd party during the term of the agreement.

Research and Development

For the one-year period ending June 30, 2002, Authoriszor Holdings Limited incurred costs of approximately $700,000, including professional services, directly related to research and development. We are not able to continue to commit significant resources to research and development work going forward.

Employees and Other Changes

During the year, we have had to significantly decrease our staff because of market conditions, the lack of meaningful revenues for our products, and the recessive market conditions our industry.

As of June 30, 2002 there were no operational staff employed by us on a full-time basis.  Authoriszor Holdings Limited and its subsidiaries employed 51 people in the United Kingdom and Switzerland. They also employ free-lance consultants from time to time to assist various specific projects.

Our Chief Executive Officer, Paul Ayres, and Chief Financial Officer, Andrew Cussons, resigned effective March 28, 2002.

Mr. Ayres remains on our Board as a non-executive director. Garcia Hanson was appointed as interim CEO and CFO of Auth US effective March 28, 2002.

Important Post-Fiscal Year End Events:

The appointment of Mr. Hanson as our actual Chief Executive Officer and Chief Financial Officer was confirmed by our Board on September 2, 2002.  In addition, Peter Hughes, the Operations Director of WRDC, was appointed as our Chief Operations Officer.

On September 2, 2002, Raymond Seitz resigned as Chairman of the Board and Godfrey Shingles, James Jackson and Sir Malcolm Rifkind also resigned as non executive directors.

ITEM 2:  DESCRIPTION OF PROPERTIES

Facilities

As of the date of the filing of this report, our executive offices are currently located in the offices of WRDC in Leeds, England.  As of the date of the validity of this report (June 30, 2002) our UK headquarters were located on the first floor of a leased facility in Harrogate, England consisting of approximately 3,132 square feet of office space.  As of the date of this report (June 30, 2002), the rent and service charge for this facility was approximately $72,000 per year.  As of the date of this report (June 30, 2002), this space was currently empty and tenants for a sub-lease were being sought. Provision for restructuring costs of $99,512 were made for the remaining rental payable and related costs. Remaining staff relocated to Leeds.

WRDC maintains office space in Leeds, England of 2,370 square feet at a rent of $22,450 per annum.

Logsys maintains office space in Wokingham, England that consists of 9,400 square feet at a cost of $103,000 per annum.

In the opinion of our management, as of the date of this report (June 30, 2002) our UK properties are adequately covered by insurance.

In May 2001, we subleased the office space of our prior U.S. headquarters to a subtenant, Directech.  The sublease with Directech called for monthly payments in the amount of $31,400 per month through April 2005, which was substantially equal to the monthly payments and term of the underlying lease.

Important Fiscal Year End Events:

On July 19, 2002 we were informed by our sub-tenant for the U.S. lease, Directech, that Directech was experiencing grave financial difficulties as a direct consequence of its main customer, WorldCom, defaulting on the payment of its debts to Directech.  We entered into discussions with the landlord and Directech with the objective of resolving this matter, but we do not consider it likely that Directech will be able to make any further payments on the sublease and it has not done so as of the date of this report. The full amount of the rental payable to the landlord from February 28, 2003 of $801,725 is the full amount payable of $1,053,094 at June 30, 2002, less payment made for July of $31,369 and the letter of credit of $220,000. We expect that our landlord will draw down on this letter of credit if we are not able to make or otherwise resolve the payments owing to it. An additional amount of $100,000 has been provided in the accounts, to cover legal fees payable for both parties under the agreement in the event of a dispute.

Investment Policies

We have no funds to invest and no current investment policy as a result.

ITEM 3:  LEGAL PROCEEDINGS

On May 14, 2002, Authoriszor Holdings Limited served a writ in the Leeds District Registry in the United Kingdom upon the former owners of Logsys Solutions Limited (Mr. Stewart Lesley Ashton and Logsys Holdings Limited) in the sum of approximately $950,000 relating to certain indemnities that we allege were covered and provided for in the Sale and Purchase Agreement dated July 3, 2001, relating to the acquisition of Logsys Solutions Limited, which includes an amount of $345,000 relating to software development work carried out for a major client. Legal expenses with regard to this action may be significant.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted for vote to the security holders through the solicitation of proxies or otherwise in the fourth quarter of the fiscal year (2002) covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Until March 2, 2002 our common stock was quoted on the NASDAQ National Market System under the symbol “AUTH.” Thereafter, and as of the date of this report (June 30, 2002) our common stock has been quoted on the OTC Bulletin Board under the symbol “AUTH.OB.”  The following table sets forth, for the periods indicated, the range of high and low closing price information per share of our common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Price
Fiscal Period	High ($)	Low ($)

2001
First Quarter	2.88	0.94
Second Quarter	1.18	0.44
Third Quarter	0.38	0.13
Fourth Quarter	0.50	0.10
2002
First Quarter	0.38	0.05
Second Quarter	0.12	0.01
Third Quarter	0.03	0.01
Fourth Quarter	—	—

As of June 30, 2002, there were 20,768,511 shares of common stock outstanding, held by approximately 421 holders of record.

Dividend Policy

We have not declared or paid any dividends on our common stock since our inception and do not anticipate declaring or paying dividends in the foreseeable future.  Our current policy is to retain earnings, if any, for payment to our creditors and, thereafter, to enhance stockholder value.  The future payment of dividends will depend on the results of operations, financial condition, and other factors that we deem relevant and will be at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

We did not sell any of our securities during the fiscal year ended June 30, 2002; however we did enter into the Investment Agreement described in Part I of this Report whereby we sold some of the interest we had in our subsidiaries.

ITEM 6. MANAGEMENT’S DISCUSSION AND PLAN OF OPERATIONS

The following description of “Management’s Plan of Operation” contains forward-looking statements for purposes of the Securities Act and the Exchange Act and as such involves known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from future results expressed or implied. The words “expect”, “estimate”, “anticipate”, “predict”, “believes”, “plan”, “seek”, “objective” and similar expressions are intended to identify forward-looking statements elsewhere in this report.  There are important factors that could cause the actual results to differ materially from our expectations. These factors can affect the future performance of Authoriszor Holdings Limited, in which we own 35% following the restructuring transaction of July 18, 2002, as previously described. The factors include the following: 1) one or more of the assumptions or other factors discussed in connection with particular forward-looking statements or elsewhere in this report prove not to be accurate; 2) in our cost estimates and cost overruns; 3) our inability to obtain financing for operations; 4) if we experience unanticipated problems and/or force majeure events (including but not limited to accidents, fires, acts of God etc.).  All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by such factors.

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto.

Overview

During the year, our consolidated revenues were almost entirely comprised from the activities of WRDC and Logsys (more than 95%). Despite the increased revenue performance overall, our net cash burn continues to be a significant issue. A downturn in the IT sector has also adversely affected the WRDC and Logsys revenues.

The Company has therefore accelerated its cost cutting and re-financing programs.

Following the resignation of our former Chief Executive Officer and Chief Financial Officer in March 2002, our Board has implemented a further aggressive restructuring and cost reduction program.  As we have been unable to support the ongoing development costs of Positive ID, a component of the Authoriszor software suite we entered into the agreement with Sandford Technology to have Sandford be the exclusive distributor of the product.

We have continually sought inward investment opportunities and have continued a program of meetings and engagements in connection with these efforts and engaged professional advisors to help us with this. We have however had no meaningful interest from potential investors and have exhausted our efforts in this regard at this point. We have concluded that, because of the market conditions, the track record of the Company, and the resulting sentiments of the investor community, that no inward investment is likely at this critical period.

Our CEO Mr. Hanson has approached WRDC’s bankers in the United Kingdom to seek a borrowing facility of approximately $450,000 us, to which the Board members agreed to underpin such a facility by offering personal security. Despite the track record of WRDC and its relationship with the bank, and the security offered, the bank having considered the proposal have since declined to provide such a facility on the insistence of their underwriters.

In order to address our liabilities as far as possible and have sufficient working capital for continued operations of our operating subsidiaries, we have entered into the Investment Agreement described below.

We have no plans to employ any staff in future and, in addition to the rentals payable to our U.S. landlord we expect that expenses will be limited to payments for ongoing professional services, franchise taxes and insurance premiums.

Our ability to meet our creditor obligations has been and continues to be significantly impaired because of the liability for the lease in Burlington, Massachusetts.

Results of Operations

(Fiscal Year Ended June 30, 2002 Compared To Fiscal Year Ended June 30, 2001)

Revenues

Revenues for the year ended June 30, 2002 were $6,880,483 compared to $708,477 for the year ended June 30, 2001.  This increase resulted primarily from consolidating the operations of Logsys following our acquisition of Logsys in July 2001, and from the acquisition of the remaining share capital of WRDC in December 2001.  For the year ended June 30, 2002, our five largest customers accounted for approximately 20.2% of our revenue, compared to 45% for the year ended June 30, 2001.

Costs of Revenues

Cost of revenues during the fiscal year ended June 30, 2002 increased to $2,230,549 compared to $254,048 for the fiscal year ended June 30, 2001.  This increase resulted from an increase in share of consolidated operations as explained in the Notes to our Consolidated Financial Statement relating to Revenues, the level of cost of sales as a percentage of revenue increased due to a change in revenue mix to lower margin product sales.

Operating Expenses

Administrative expenses consist primarily of salaries and benefits paid to our employees, travel costs incurred by our employees, occupancy and office costs, severance costs associated with the resignation of our former Chief Executive Officer and Chief Financial Officer and severance costs associated with the termination of UK employees as a result of the implementation of management’s new business plan.  Administrative expenses for the fiscal year ended June 30, 2002 fell to $11.5 million compared to $16.4 million in the fiscal year ended June 30, 2001.  The reduction was attributable to the following expenses:

•                  Salary and benefits fell to $6,594,030 for the fiscal year ended June 30, 2002 compared to $7,343,133 for the fiscal year ended June 30, 2001.  The reduction is primarily due to our reducing our staff and reductions in staff at Authoriszor Limited during the fiscal year.  The savings in salary and benefits outweighed the effect of additional staff acquired in connection with the acquisition of Logsys and WRDC. There were 53 permanent staff within the group as of June 30, 2002.

•                  Travel expenses were $613,159 in the fiscal year ended June 30, 2002 compared to $1,062,988 in the previous fiscal year.  The restructuring of our group of companies and the closing of field offices during the latter part of the previous fiscal year meant there was little Trans-Atlantic travel required in the fiscal year ended June 30, 2002, and the fall off of operations within Authoriszor Limited resulted in savings that outweighed travel expenses within WRDC and Logsys.

•                  Occupancy and office costs were $919,529 for the fiscal year ended June 30, 2002 compared to $1,313,634 for the fiscal year ended June 30, 2001.  The reduction is primarily a result of the savings from the closure and sub-letting of our former company headquarters in the U.S. outweighing costs of the offices of WRDC and Logsys.

•                  Recruitment costs were $61,868 for the fiscal year ended June 30, 2002 compared to $610,000 in the previous fiscal year. Headcount was steadily increased in the early part of the previous fiscal year (2001) in Authoriszor Limited however our refocus away from these businesses in 2002 towards WRDC and Logsys meant that Authoriszor Limited and Authoriszor, Inc. did not recruit and hire much in the fiscal year ended June 30, 2002.

Marketing and Advertising

Marketing and advertising expenses were $261,318 for the fiscal year ended June 30, 2002 compared to $1,569,869 in the previous fiscal year.  This decrease is attributable primarily to costs incurred during the first ten months of the fiscal year ended June 30, 2001 in setting up additional sales offices, branding of our products through website construction and other promotional activities and hiring new sales and marketing employees. The refocus away from Authoriszor Limited and Authoriszor, Inc. towards the more established brands of WRDC, and Logsys meant a reduction in expenditure in the fiscal year ended June 30, 2002.

Restructuring and Exit Costs

We incurred restructuring and exit costs of $1,331,226 in the fiscal year ended June 30, 2002. This amount comprises $738,616 as a result of our decision to reduce the level of UK operations, and $592,630 to provide for remaining rental payable on the lease at our former U.S. headquarters in Burlington, Massachusetts.  Please see Note 3 to our Consolidated Financial Statements for more detail.

Other Income and Expense

Interest income was $169,212 for the fiscal year ended June 30, 2002 compared to $1,056,979 in the previous fiscal year.  The decrease is a result of the reduction in cash balances over the fiscal year.

We incurred gains on foreign exchange transactions of $405,265 for the year ended June 30, 2002 compared to losses of $1,774,694 in the previous fiscal year.  The gains were due primarily to maintaining the majority of our operating cash in a pound sterling bank account.  The British pound gained against the U.S. dollar throughout the fiscal year ended June 30, 2002.

There were write-downs in the carrying value of the investments in WRDC and Logsys totaling $6,447,181 in the fiscal year ended June 30, 2002. There were no such write-downs in the previous year. These write-downs are explained in the accounting policy note on the treatment of goodwill.

Financing Management’s Plan of Operation

On July 3, 2001, our wholly owned subsidiary, Authoriszor Holdings Limited, initially acquired approximately a 68% interest in Logsys in exchange for a cash payment of approximately $237,000, and, if certain conditions were met, the issuance of 186,453 shares of our common stock.  These shares were issued in January 2002.  In addition, our ownership interest in Logsys increased to approximately 99.75% of the outstanding capital stock of Logsys as a result of the solicitation by Logsys of holders of its capital stock, other than shares of capital stock already owned by us, to tender their respective shares of capital stock in exchange for cash consideration payable by us at the same price per share as our initial acquisition of capital stock of Logsys.

In December 2001, we acquired the remaining equity in WRDC Limited, increasing its ownership interest to 100% of the outstanding capital stock of WRDC for total consideration equal to the following: (i) $1,236,650 payable in cash, (ii) the issuance of 2,125,360 shares of common stock, par value $.01 per share, and (iii) the issuance of 389,794 shares of Series A Cumulative Redeemable Preferred Stock, par value $.01 per share.

For more information concerning our acquisition of the remaining capital stock of WRDC, please see our Current Report on Form 8K/A filed with the SEC on January 30, 2002.

As reported in out Quarterly Report for the quarter ending December 31, 2001, further funds were required by us in order to avoid a severe curtailment of our operations. During the three months between November 2001 and February 2002, the management team spent a considerable time seeking funds for us from the financial markets but failed to secure any financing or equity participation. Accordingly, management executed a further round of overhead cuts and intensified its efforts to seek working capital funds from suitable sources.

In order to manage our cash resources and to support its capital raising activities, the management team in March 2002 produced a new business plan, including profit and loss and cash flow forecasts based on the continuation of the service-based businesses of WRDC and Logsys. We continued to make overhead cuts and made certain favorable payment arrangements with its creditors in order to reduce cash outlays.

During February 2002, our then President and Chief Executive Officer, Paul Ayres, evaluated the present and future market conditions, and the forecast revenue performance from all parts of the business, and concluded that the business required further restructuring and overhead cutbacks. This was required to right size the overheads to match the forecast and likely revenues from the now essentially service-based businesses of WRDC and Logsys.

As part of a restructuring plan approved by our Board of Directors, Paul Ayres has resigned as our President and Chief Executive Officer, and from other various executive and director positions that he had held with us and our subsidiaries. Mr. Ayres has entered into a Compromise Agreement with us.  Also, Mr. Ayres will continue to be retained as a non-executive director on a no fee basis for a limited time. Pursuant to the terms of the Compromise Agreement, we have paid Mr. Ayres £15,000 on execution of the agreement and an additional payment of £5,000 was made in June 2002. We also issued to Mr. Ayres 40,142 shares of our Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The provision of a company car and healthcare benefits will continue in force for Mr. Ayres until December 31, 2002. Additionally, 400,000 stock options previously granted to Mr. Ayres were vested immediately on execution of the agreement.

In addition as part of these restructuring plans, our Chief Financial Officer and Secretary, Andrew Cussons, resigned from the various executive officer and director positions that he had held with us and our subsidiaries. Mr. Cussons has entered into a Compromise Agreement with us. Pursuant to the terms of the Compromise Agreement, we have paid Mr. Cussons £10,000 on the execution of the agreement and have made additional payments of £9,500 in June 2002 and £10,000 in July 2002. We also issued to Mr. Cussons 61,952 shares of our Preferred Stock. The provision of healthcare benefits will continue in force for Mr. Cussons until December 31, 2002. Additionally, 300,000 stock options previously granted to Mr. Cussons vested immediately on execution of the agreement.

We entered into a Consultancy Agreement, dated as of May 23, 2002, with a company owned by Mr. Ayres and Mr. Cussons that has agreed to provide certain consulting services to us for six (6) months following the effective date of the Consultancy Agreement. We agreed to pay the consulting company payments aggregating £5,500. The sum of £10,000 was paid in June 2002 and the balance of £40,500 was paid in July 2002. In addition it was agreed that a further payment would be made to the consulting company exclusively dependent on, and receipt by us of, anticipated funds in relating to a tax credit we were seeking. Application was made to the UK Inland Revenue in the amount of $261,385 with respect to the tax credit (the “First Tax Credit”) and the sum of £80,000 was to be paid to the consulting company on receipt by the company of the First Tax Credit. The proceeds of the tax credit were received in July 2002 and to date £41,150 has been paid to the consulting company.  A further 50% of the amount of a second tax credit (the “Second Tax Credit”) received by the company will be paid to the consulting company. It is anticipated that the calculation of and application for the Second Tax Credit will be made by the Company in November 2002. The receipt by the Company of funds with respect to the Second Tax Credit is subject to the Inland Revenue approving the amount of the applicable tax credit claimed by the Company. The Inland Revenue subsequently approved the Second Tax Credit and the consulting company invoiced the Company £26,133.50 in December 2002 and it was paid in October 2003 as a result of receiving the funds from the Inland Revenue. In addition, the consulting company is entitled to receive a further payment of £20,000 if the Company (or any subsidiary) receives funding in the sum of £250,000 or more from a specified private UK investment company as a result of the consulting company’s services.

In connection with the restructuring plans the Board of Directors appointed our current Chief Operating Officer, Garcia Hanson, as President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and appointed Peter Hughes, the Operations Director of WRDC, as our Chief Operations Officer.

Important Post Balance Sheet (Post June 30, 2002) Events:

As reported in the our Form 10-QSB for the quarter ended March 31, 2002, in the absence of additional financing Auth US and its subsidiaries do not have sufficient working capital to continue to operate substantially beyond the end of its fiscal year, June 30, 2002.  As of the date of this report, June 30, 2002, and after it, this continued to be the view and the Post Balance sheet events have occurred which have now further solidified this view.

After exploring multiple potential options and strategies, the Board of Directors of Auth US determined after much deliberation that the only viable option to enable us to satisfy our existing liabilities was to raise additional working capital through Authoriszor Holdings Limited, and thereby relinquish control of our Authoriszor Limited, WRDC and Logsys subsidiaries. As a result we entered into the Investment Agreement described below.

Notwithstanding this however, our position has continued to worsen significantly since our sub-tenant defaulted on its sublease for the property leased by us in Burlington, Massachusetts, which is also described further below.  Due to this default, we now face liabilities we did not expect and as a result we believe that we will have to enter into negotiations with our creditors to establish alternative payment arrangements.

The Investment Agreement

After exploring multiple potential options and strategies, our Board of Directors determined after much deliberation to raise additional working capital through Authoriszor Holdings Limited to satisfy our existing liabilities and, thereby relinquish control of our Authoriszor Limited, WRDC and Logsys subsidiaries.

On July 18, 2002, we consummated an investment agreement (the “Investment Agreement’) with Authoriszor Holdings Limited (“Authoriszor Holdings Limited”), Roy Williams (“Williams”); Garcia Hanson (“Hanson”), Zalcany Limited (“Zalcany”) and Noblepoint Limited (“Noblepoint,”) and collectively with Williams, Hanson and Zalcany, (the “Investors”), pursuant to which we transferred our capital stock in WRDC,  which constituted approximately 69.7% of the outstanding shares of capital stock of WRDC, and our capital stock in Authoriszor Limited, in turn which constituted approximately 74.8% of the outstanding shares of capital stock of Authoriszor Limited, to Authoriszor Holdings Limited for a nominal sum and the Investors purchased Preferred

Ordinary Shares of Authoriszor Holdings Limited (the “Authoriszor Holdings Limited Preferred Shares”), our subsidiary, for an aggregate purchase price of £574,994.94 ($902,684.56).  As a result, our equity interest in Authoriszor Holdings Limited, which is in the form of ordinary shares of Authoriszor Holdings Limited (the “Authoriszor Holdings Limited Ordinary Shares”), has decreased from 100% to 35%.

Following the Investment Agreement transaction and a restructuring of the ownership of shares of its subsidiaries, Authoriszor Holdings Limited owns all of the capital stock of WRDC Limited,  Authoriszor Limited, Logsys Solutions Limited and, indirectly through WRDC, over 75% of the stock of PAD (London) Limited and WRDC AG.

The Investment Agreement restricts Authoriszor Holdings Limited from making payments to us without the consent of the Investors however, approximately $68,992.38 of the investment proceeds were paid to us by Authoriszor Holdings Limited in payment of certain inter-company indebtedness that was owed to us.  In connection with this transaction, we redeemed 117,742.5 shares of our Series A Cumulative Redeemable Preferred Stock owned by Hanson, our Chief Executive Officer and Authoriszor Holdings Limited, for the aggregate redemption price set forth in the Series A Preferred Stock Certificate of Designation of $235,485.  Hanson utilized all the proceeds from the redemption to purchase Authoriszor Holdings Limited Ordinary Shares.

The Investment Agreement also prohibits from issuing shares of its stock without the consent of the Investors, except that Authoriszor Holdings Limited may issue a certain number of additional shares (the “Additional Shares”) at a purchase price not less than the price paid by the Investors.  If all the Additional Shares are issued, our equity interest in Authoriszor Holdings Limited would be reduced to 32.4%.  The Investment Agreement provides that the board of directors of Authoriszor Holdings Limited shall consist of not more than four persons, including two persons nominated by the Investors.  The current members of the board of directors of Authoriszor Holdings Limited are Hanson, Ian McNeill, and Peter Hughes.  We do not have the right to nominate a director.

Further information concerning the Investment Agreement and the related transaction is in our Current Report on form 8K filed on August 2, 2002.  The powers, preferences and rights of the Authoriszor Holdings Limited Ordinary Shares and Authoriszor Holdings Limited Preferred Shares are set forth in the Articles of Association of Authoriszor Holdings Limited (“AHL Articles”), which is filed as Exhibit 2.2 to the 8K Report.  The AHL Articles contain a right of first refusal provision that grants to any shareholder of Authoriszor Holdings Limited, which currently consists of Auth US and the Investors (collectively, the “AHL Shareholders”), the first right to purchase the shares of Authoriszor Holdings Limited that another AHL Shareholder desires to sell to a third-party.  The price of such purchase will be determined by either a mutual agreement between the directors of Authoriszor Holdings Limited and the transferring AHL Shareholder or by an independent accountant.

In connection with the Investment Agreement transaction, the Board of Directors of the Company adopted resolutions pursuant to Rule 3a-2 (a)(2) of the Investment Company Act of 1940 (the “40 Act”) for the Company to be treated as a transient investment company under the 40 Act. These resolutions evidenced our intent to be engaged as soon as is reasonably possible (but in no event later than one year) in a business other than owning or holding securities.

The Sublease

In May 2001, we began subleasing the office space of our prior U.S. headquarters to a subtenant, Directech.  The sublease calls for monthly payments in the amount of $31,400 per month through April 2005, which is equal to the monthly payments and term of the underlying lease.

On July 19, 2002 we were informed by the tenant, Directech that it was experiencing grave financial difficulties as a direct consequence of its main customer, WorldCom, defaulting on the payment of its debts to Directech.  We have entered into discussions with the landlord and with Directech with the objective of resolving this matter, but we do not consider it likely that Directech will be able to make any further payments on the sublease. The full amount of the rental payable to the landlord from February 28, 2003 of $801,725 is the full amount payable of $1,053,094 at June 30 2002 less payment made for July of $31,369 and a letter of credit of $220,000. We expect that our landlord will draw down on the letter of credit supporting the lease of $220,000if we are not able to pay or otherwise resolve the payments owing to it.  An additional amount of $100,000 has been provided in the accounts, to cover legal fees payable for both parties under the agreement in the event of a dispute.

Quantitative and Qualitative Disclosure of Market Risk

We have risk related to currency exchange rate fluctuations, and a majority of our cash flows will be received in pound sterling.  A portion of our cash flows are expected to be received in non-U.S. currencies.  In addition, as of June 30, 2002, we had deposited cash in pound sterling denominated accounts in the amount of $160,187.  A ten (10%) percent fluctuation in currency rates would have a $16,018 effect on our stockholders’ equity.  Also, as of June 30, 2002, there are U.S. dollar denominated loans outstanding from us to our UK subsidiaries of approximately $5,175,000 that are not of a long-term investment nature.  A ten (10%) percent fluctuation in currency rates would have a $517,500 effect on income. We hope to close these loans as part of a financing and restructuring transaction we are pursuing however as of the date of this report, nothing has been finalized.

Although we may choose to do so in the future, to date, we have not engaged in foreign exchange hedging transactions.

ITEM 7. FINANCIAL STATEMENTS

AUTHORISZOR INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS AND REPORT OF

INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

Years Ended June 30, 2002 and 2001(Unaudited)

Report of Independent Registered Public Accounting Firm

Financial Statements

Balance Sheet

Statements of Operations

Statement of Stockholders’ Equity (Deficiency)

Statements of Cash Flows

Notes to Financial Statements

AUTHORISZOR INC.

AND SUBSIDIARIES

Contents

Years Ended June 30, 2002 and 2001

Report of Independent Registered Public Accounting Firm

Board of Directors

Authoriszor Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Authoriszor Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Authoriszor Inc. and Subsidiaries as of June 30, 2002 and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss approximating $14,081,000 during the year ended June 30, 2002, and, as of that date, the Company’s current liabilities exceeded its current assets by approximately $1,877,000 and its total liabilities exceeded its total assets by approximately $956,000. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As stated in Note 1 to the financial statements, on July 18, 2002, the Company was restructured such that Authoriszor Inc. no longer controls the UK operating companies. These UK operating companies generated all revenue and cash flows for the Company prior to the restructuring.

Holtz Rubenstein Reminick LLP

Melville, New York

September 15, 2004

AUTHORISZOR INC.

AND SUBSIDIARIES

Consolidated Balance Sheet

June 30, 2002

Assets

Current Assets:
Cash and cash equivalents	$194,943
Accounts receivable (less allowance for doubtful accounts of $615,000)	1,692,603
Other	432,443
Deferred costs payable on contracts	291,000
Prepaid expenses	275,084
Restricted cash	220,000
Total Current Assets	3,106,073

Intangible Assets, net	157,800

Goodwill, net	482,960

Property and Equipment, net of accumulated depreciation of $1,659,186	338,656
Total Assets	$4,085,489

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,177,114
Accrued expenses	1,834,817
Accrued restructuring charges	991,850
Deferred revenue	880,518
Current portion of long-term obligations	98,499
Total Current Liabilities	4,982,798

Long-Term Obligations	58,673
Total Liabilities	5,041,471

Mandatorily Redeemable Preferred Stock	983,776

Commitments and Contingencies

Stockholders’ Deficiency:
Common stock	207,685
Additional paid-in-capital	36,903,135
Deficit	(39,050,578)
Total Stockholders’ Deficiency	(1,939,758)
Total Liabilities and Stockholders’ Deficiency	$4,085,489

See notes to consolidated financial statements.

AUTHORISZOR INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended June 30,

	2002	2001
		(Unaudited)
Revenue	$6,880,483	$708,477
Cost of Revenue	2,230,549	254,048
Gross Profit	4,649,934	454,429

Operating Expenses:
Marketing and advertising	261,318	1,569,869
General and administrative expenses	11,540,417	16,376,814
Impairment of goodwill	6,447,181	—
Restructuring and exit costs	1,331,226	1,136,601
	19,580,142	19,083,284

Loss from Operations	(14,930,208)	(18,628,855)

Other Income (Expense):
Interest income, net	169,212	1,056,979
Gain on sale of investments	283,018	60,529
Gain (loss) on foreign exchange transactions	405,265	(1,774,694)
Equity in loss of WRDC	—	(29,663)
Loss on equipment sale	—	(123,043)
Other	(8,424)	—
Net Loss	(14,081,137)	(19,438,747)
Preferred Dividend	(45,479)	—
Net Loss Applicable to Common Stock	$(14,126,616)	$(19,438,747)

Weighted average shares outstanding:
Basic and diluted	19,761,955	17,625,101
Loss per common share:
Basic and diluted	$(0.71)	$(1.10)

See notes to consolidated financial statements.

AUTHORISZOR INC.

AND SUBSIDIARIES

Consolidated Statement of Stockholders’ Equity (Deficiency)

Years Ended June 30, 2002 and 2001

	Total			Additional Paid-In Capital	Deficit	Accumulated Comprehensive Income
		Common Stock
		Shares	Amount

Balance, July 1, 2000 (Unaudited)	$30,258,485	17,414,081	$174,141	$33,948,976	$(5,485,215)	$1,620,583
Issuance of common stock upon exercise of warrants	400,000	100,000	1,000	399,000	—	—
Issuance of common stock for services	60,000	12,703	127	59,873	—	—
Issuance of common stock for Acquisition of WRDC	837,853	929,914	9,299	828,554	—	—
Issuance of stock options for services	689,014	—	—	689,014	—	—
Issuance of stock options in Connection with WRDC acquisition	248,900	—	—	248,900	—	—
Comprehensive income (loss):
Foreign currency translation adjustment	787,239	—	—	—	—	787,239
Unrealized losses on available-for-sale securities	(999,815)	—	—	—	—	(999,815)
Reclassification of gains on sale	(60,529)	—	—	—	—	(60,529)
Net loss during the year	(19,438,747)	—	—	—	(19,438,747)	—
Total Comprehensive Loss	(19,711,852)

Balance, June 30, 2001 (Unaudited)	12,782,400	18,456,698	184,567	36,174,317	(24,923,962)	1,347,478
Issuance of common stock for Acquisition of WRDC	743,072	2,125,360	21,254	721,818	—	—
Issuance of common stock for Acquisition of Logsys	1,864	186,453	1,864	—	—	—
Fair value adjustment on stock options	7,000	—	—	7,000	—	—
Comprehensive income (loss):
Foreign currency translation adjustment	(982,753)	—	—	—	—	(982,753)
Reclassification of gains on sale	(364,725)	—	—	—	—	(364,725)
Net loss during the year	(14,126,616)	—	—	—	(14,126,616)	—
Total comprehensive loss	(15,474,094)
Balance, June 30, 2002	$(1,939,758)	20,768,511	$207,685	$36,903,135	$(39,050,578)	$—

See notes to consolidated financial statements.

AUTHORISZOR INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended June 30,

	2002	2001
		(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(14,126,616)	$(19,438,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock and stock options in exchange for services	—	689,014
Non-cash compensation expense	—	60,000
Equity loss in WRDC	—	29,663
Loss on writedown and sale of fixed assets	30,362	596,881
Gain on foreign exchange	405,265	—
Gain on sale of investments	(283,018)	(60,529)
Impairment of goodwill	6,447,181	—
Amortization of intangibles	539,802	156,660
Depreciation	409,224	325,033
Bad debts	555,976	—
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	100,529	(354,489)
Prepaid expenses	887,866	(205,261)
Other	(313,229)	—
(Decrease) increase in operating liabilities:
Accounts payable	(127,499)	169,626
Accrued expenses and other payables	(2,637,538)	4,376,012
Deferred revenue	(373,871)	96,312
Total adjustments	5,641,050	5,878,922
Net Cash Used in Operating Activities	(8,485,566)	(13,559,825)

Cash Flows from Investing Activities:
Acquisition of property and equipment	(91,973)	(214,841)
Sale of investment in securities	793,948	117,298
Acquisitions of businesses	(1,457,650)	(1,409,458)
Decrease (increase) in restricted cash	1,508,276	(1,323,362)
Net Cash Provided by (Used in) Investing Activities	752,601	(2,830,363)

Cash Flows from Financing Activities:
Proceeds from issuance of stock, preferred	211,188	—
Payments on long-term obligations	(88,550)	(353,504)
Proceeds from issuance of stock, common	—	400,000
Net Cash Provided by Financing Activities	122,638	46,496

Effect of exchange rate change on cash	(1,534,759)	(1,412,041)

Net Decrease in Cash and Cash Equivalents	(9,145,086)	(17,755,733)
Cash and Cash Equivalents, beginning of year	9,340,029	27,095,762
Cash and Cash Equivalents, end of year	$194,943	$9,340,029
Supplemental Disclosure:
Cash paid for interest	$31,044	$25,000
Cash paid for income taxes	$—	$—
Noncash Investing and Financing Activities:
Value of stock and stock options issued	$—	$(1,086,756)

See notes to consolidated financial statements.

AUTHORISZOR INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended June 30, 2002 and 2001(Unaudited)

1.              Summary of Significant Accounting Policies

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows. Prior to fiscal year 2001, the Company was in the development stage and presented its financial statements as a development stage company.

Organization - Authoriszor Inc. and Subsidiaries (the “Company”) provide technology consulting services and a suite of security software in the e-commerce, security and workflow sectors of the information technology industry internationally. As described below, on July 18, 2002, the Company became an investment holding company.

Basis of presentation and realization of assets - The financial statements have been prepared on a basis that contemplates Authoriszor Inc.’s continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. We have an accumulated deficit $39,051,000 at June 30, 2002, and negative cash flows from operations approximating $8,891,000 for the year ended June 30, 2002. Authoriszor Inc. also has negative working capital at June 30, 2002 of approximately $1,877,000. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Authoriszor’s continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

In March 2002, it became clear that the Company had insufficient working capital for its needs, and after exploring several potential options the Directors decided that the only option open to them was to raise additional working capital through the Company’s UK subsidiary, Authoriszor Holdings Limited (“AHL”). On July 18, 2002, Authoriszor Inc. effectively sold 65% of its holding in AHL to (“the Investors”) for approximately $906,000. As a result of this transaction, the Company owned 35% of AHL, and AHL owns all the groups operating subsidiaries.

Following the Investment Agreement of July 18, 2002 our financial ability to meet our creditor obligations worsened significantly because our sub-tenant defaulted on the rental agreement for the premises we leased in Burlington, Massachusetts.  Prior to this increased liability, management believed that we would be able to satisfy our financial obligations.

Once it became clear that this might not be the case we entered into a series of Settlement Agreements and Pledge Agreements dated March, April and May of 2003, which provided the creditors of the Company set out in the table below (the “Creditors”), with a continuing and unconditional security interest in all of the stock held by the Company in WRDCLogsys Ltd, to secure the prompt, timely and complete payment of all obligations and liabilities has to the creditors. The Pledge Agreements remain in force until the earlier of the payment in full of the debt within 100 days from the date of signature of the pledge agreement, or the creditor’s realization of the collateral provided.

The proportion of WRDCLogsys shares pledged is proportional to the amount owed, and in the case of WRDCLogsys all creditors have consented that WRDCLogsys has shares pledged at twice the proportion in view of the cash that has continued to be introduced into the Company by WRDCLogsys at the behest of its shareholders. Upon the terms of the agreements, upon default of the Company to pay the debt to the creditor, the creditors have therefore consented jointly to receive shares in WRDCLogsys Ltd in the following proportions:

Creditor	Amount Owed	No. of Shares Pledged as Security
Alec Karys (former employee)	$26,130	152,221
Decherts (Lawyers)	$53,480	311,546
Massachusetts Mutual Life Insurance Company	$475,000	2,767,112
“UK Consortium”	$618,892	7,210,713
Totals	$1,173,502	10,441,592

In addition, on May 2, 2003, $618,892 of debt owing by the Company to AHL was assigned to a consortium of investors “UK Consortium”, which included Pelican Capital Limited, which Ian McNeill, a director of AHL and WRDCLogsys Ltd is the controlling party of. The proposal has been for the Company to settle the debt it owes to WRDC Logsys, by moving shares to this consortium because of the provisions of Section 151 of the UK Companies Act 1985, in which it would be deemed illegal for a company to receive its own shares in settlement of a debt, and would be considered “financial assistance” under the provisions of that Act

Post Fiscal Year End Events:

The Company defaulted on the obligations owing under the agreements on the termination of the 100 days from the date on which the pledge agreements were signed. As a result, the Creditors called up their shares based on the provisions of the agreements, and the Company no longer has a minority ownership interest (35%) in WRDCLogsys Ltd., as these shares are now held by the Creditors.  The call was made by Massachusetts Mutual on July 24, 2003, UK Consortium  on August 12, 2003, Alec Karys on October 16, 2003  and Decherts on March 10, 2004

Principles of consolidation - The consolidated financial statements include the accounts and operations of Authoriszor, Inc., and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Software development costs - Software development costs are expensed as incurred. Statement of Financial Accounting Standard No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as establishment of a working model. The working model criteria used as the Company’s process of creating software (including enhancements) does not include a detailed program design. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Property and equipment - Property and equipment are stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, using the straight-line method. The range of useful lives for the classes of assets are as follows:

Computers and Equipment	4 years

Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of assets are capitalized. Upon sale or retirement of depreciable property, the cost and accumulated depreciation are removed from the related accounts and any gain or loss is reflected in the results of operations.

Cash and cash equivalents - For the purposes of the financial statements, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash consists of a deposit in the amount of $220,000 maintained as security for a standby letter of credit in relation to a lease on a property in Burlington, Massachusetts. As detailed in the Note 5, the landlord drew down the full amount of this deposit in September 2002.

Allowance for doubtful accounts - Management must make estimates of uncollectability of accounts receivable. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, credit worthiness, current economic trends and changes in customer payment terms when evaluating adequacy of the allowance for doubtful accounts.

Income taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are provided on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. An allowance against deferred tax assets is recorded when it is more likely than not that such tax benefits will not be realized.

Use of estimates in financial statements - In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss per share - The Company computes basic loss per share based on the weighted average number of common shares outstanding. Diluted loss per common share is also computed using the weighted average number of common shares outstanding, except if the effect of inclusion of stock options and warrants would be antidilutive.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Had compensation cost for stock options granted to employees been determined consistent with SFAS 123, the Company’s net loss and loss per share would have been the following pro forma amounts:

Years Ending June 30,	2002	2001

Net Loss as Reported	$(14,126,616)	$(19,438,747)
Net Loss – Proforma	(15,443,292)	(23,142,163)
Loss Per Share - Basic and Diluted as Reported	(0.71)	(1.10)
Loss Per Share – Proforma	(0.78)	(1.31)

Fair value of financial instruments - The Company’s financial instruments consists of cash, cash equivalents, and trade receivables, for which the carrying amount approximates the fair values because of their short maturity, and investment securities which are carried at market value. The fair value of the preferred stock cannot be determined as no market exists.

Off balance sheet risk and concentration of credit - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, and trade receivables. The Company places its cash investments with highly creditable financial institutions. Generally, accounts receivable are due within 30 days. Credit losses have historically been insignificant and consistent with management’s expectations.

Revenue recognition - The Company recognizes revenue in accordance with the provisions of Statements of

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

Foreign currency translation and transaction losses - Assets and liabilities of the Company’s subsidiaries are translated at the rate of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the accumulated other comprehensive income component of stockholders’ equity (deficiency). The Company made currency transaction gains of approximately $406,000 during the year ended June 30, 2002 and losses of $1,775,000 in the year ended June 30, 2002. The gains are a result of the Company maintaining the majority of its operating cash in pound sterling denominated. The British pound gained against the U.S. dollar throughout the year ended June 30, 2002. The transaction gains have been reflected in the statement of operations.

Goodwill - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), “Business Combinations”. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company’s financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and also in the event of an impairment indicator. The Company adopted SFAS 142 on January 1, 2002.

Due to the slow down in the industry, the goodwill arising from the Company’s acquisition of Logsys Solutions Ltd., a company incorporated in the UK (“Logsys”), and WRDC Ltd., a company incorporated in the United Kingdom (“WRDC”), was considered to be materially impaired from the original carrying value.

The value of the Company’s investment in these subsidiaries has been written down by approximately $6,447,000. The value as of June 30, 2002 is based upon the proceeds received from the sale on July 18, 2002 of 65% of the shares in AHL, which owns 100% of Logsys and WRDC.

The goodwill that resulted from the Company’s acquisition of WRDC was being amortized using the straight-line method over a period of ten years.

Stock-based compensation - The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for employee stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire that stock. Stock options granted to non-employees are recorded at fair value at the time of grant.

Accounting for impairment of long-lived assets - The Company evaluates long-lived assets and intangibles for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment is recognized when the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of such assets.

New accounting standards not yet adopted - In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143,”Accounting for Asset Retirement Obligations” (Statement 143). Statement 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. We are required to adopt Statement 143, for the year beginning July 1, 2002. The adoption of Statement 143 is not expected to have a material effect on our consolidated financial position or results of operations.

The FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” in August 2001. SFAS No. 144, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, supercedes SFAS No. 121 and is effective for fiscal years beginning after December 15, 2001. We will be required to adopt SFAS 144 on July 1, 2002 and management is currently reviewing if the adoption will have any impact on our financial position or results of operations.

In June 2002, the FASB issued Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 replaces previous accounting guidance provided by EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, and requires companies to recognize costs associated with exit or disposal activities only when a liability for these costs are incurred (subsequent to a commitment to a plan) rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the Statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closings, or other initiated after December 31, 2002. We believe the adoption of SFAS 146 will not have a material impact on the Company’s financial statements.

2.              Acquisitions

On February 22, 2000, the Company acquired a 27.2% (25.1% on a fully diluted basis) interest in WRDC Ltd, a private UK company, for a purchase price of $604,800. The purchase price of WRDC exceeded the Company’s proportionate share of the net assets acquired by $584,400, which was being amortized on a straight-line basis over ten years. WRDC provides a broad array of strategic services and a number of strategic technologies, such as, electronic messaging, directory services, security architectural and internet technologies, and the combination of these technologies and concepts to its customers.

On May 8, 2001, the Company purchased an additional equity interest in WRDC, increasing its ownership interest from 27.2% to 66.4%. The Company issued approximately 930,000 shares of common stock, paid cash of approximately $1,716,000 and issued 237,000 stock options (fair valued at $248,900) to WRDC employees for the additional equity interest. The Company committed to issue an additional 195,000 shares of its common stock to the shareholders of WRDC subject to the realization of certain of WRDC’s accounts receivable. Also on this date, the Company committed to acquire the remaining 33.6% interest in WRDC upon the occurrence of certain events, but in no event later than January 1, 2002.

As of May 8, 2001, the Company changed from the equity method to the consolidation method to account for its ownership of WRDC.

In December 2001, the Company acquired the remaining equity in WRDC Ltd., increasing its ownership interest to 100% of the outstanding capital stock of WRDC for total consideration equal to the following: (i) $1,236,650 payable in cash, (ii) the issuance of 2,125,360 shares of common stock, par value $.01 per share (“common stock”), of the Company, and (iii) the issuance of 389,794 shares of Series A Cumulative Mandatorily Redeemable Preferred Stock, par value $.01 per share (“Preferred Stock”).

For more information concerning the Company’s acquisition of the remaining capital stock of WRDC, please see the Company’s Current Report on Form 8K/A filed with the SEC on January 30, 2002.

With respect to our acquisition of Logsys, our wholly owned subsidiary, Authoriszor Holdings Ltd., initially acquired approximately a 68% interest in Logsys in exchange for a cash payment of approximately $237,000, and, if certain conditions are met, the issuance of 186,453 shares of the Company’s common stock. These shares were issued in January 2002. In addition, our ownership interest in Logsys has increased to approximately 99.75% of the outstanding capital stock of Logsys as a result of the solicitation by Logsys of holders of its capital stock, other than shares of capital stock already owned by us, to tender their respective shares of capital stock in exchange for cash consideration payable by us at the same price per share as our initial acquisition of capital stock of Logsys. For further information concerning the terms and conditions upon which we acquired Logsys, please see our Current Report on Form 8-K that was filed with the Securities and Exchange Commission on July 16, 2001.

3.              Restructuring and Exit Charges

Closure of U.K. headquarters and operations - During the fourth quarter 2002 and following the resignation of the Chief Executive Officer and Chief Financial Officer, a decision was made to close the U.K. Headquarters in Harrogate and relocate remaining staff to the offices of WRDC in Leeds. As a result of this closure the Company has accrued liabilities at June 30, 2002 for severance costs and termination benefits for terminated employees and lease and other contract obligations, as well as for legal and other professional costs associated with the restructuring on July 18, 2002.

In May 2001, the Company subleased the office space of our prior headquarters in Burlington, Massachusetts to Directech, Inc. as a result of the restructuring undertaken by management.  The sublease with Directech called for monthly payments to be made to us in the amount of $31,400 per month, which was substantially equal to the amount that we paid in monthly rent under our prior lease.

The sublease was effective until April 28, 2005, which was equal to the length of the original lease that we entered into in May 2001.  On July 19, 2002, Directech defaulted on its sublease with the Company because of the status of their largest customer, WorldCom.  The Company entered into discussions with the landlord and Directech with the objective of resolving this matter, but Directech has not able to make any further payments on the sublease since its default on the lease.

The landlord has drawn down on the Company’s  letter of credit issued by Citizens Bank supporting the lease of $220,000 in September 2002 as payment of rentals in advance for part of the period remaining under the lease and we entered into a series of Settlement Agreements and Pledge Agreements described above, which provided our landlord, Massachusetts Mutual Life with a continuing and unconditional security interest in all of the stock held by the Company in WRDCLogsys Ltd, to secure the prompt, timely and complete payment of all obligations and liabilities the Company had to it.

Important Post Fiscal Year End Events:

The Company defaulted on the obligations owing under the Pledge Agreements on or about July 8, 2003. As a result, Massachusetts Mutual on July 24, 2003 called up its shares based on the provisions of the agreements and the Company’s obligations under the Pledge Agreement (and under the lease) were satisfied in full.

	Accrued June 30, 2001	Charge	Paid	June 30, 2002

Legal and Other Professional Fees	$—	$318,096	$186,096	$132,000
Employee Severance and Termination Benefits	559,793	420,500	713,073	267,220
Leased Facilities and Related Termination Costs	102,970	592,630	102,970	592,630
	$662,763	$1,331,226	$1,002,139	$991,850

The charge in the year comprises the following:

Legal & other professional fees incurred in relation to the restructuring on July 18, 2002 of $318,096.

The employee severance and termination benefits includes $277,200 payable to the former CEO and CFO and to Utilis Ventures as explained under Financing Management’s Plan of Operation, and $143,300 in respect of a reduction in staff numbers at Logsys in an effort to reduce ongoing operating costs.

Leased facilities and related costs includes $99,512 in respect of the Harrogate office, $18,394 for the London office of WRDC which was closed in the year and approximately $475,000 for Burlington, Massachusetts which was the settlement value agreed with the landlord following the default of the sub tenant in July 2002.

4.              Commitments

Operating leases - The Company leases office space, under operating lease agreements which expire through December 2008. Rent expense totaled approximately $660,000 and $681,000 the years ended June 30, 2002 and 2001, respectively.

The future minimum rental commitments under operating leases as of June 30, 2002 are as follows:

Office Space

2003	$517,000
2004	524,000
2005	462,000
2006	108,000
2007	108,000
Less Provision Made for U.S. Lease	(647,000)
$1,072,000

In May 2001, the Company began subleasing the office space of its prior U.S. headquarters. The sublease calls for monthly payments in the amount of $31,400 per month through April 2005, which is equal to the monthly payments and term of the underlying lease. See note 3.

The leases generally provide that property taxes, insurance and maintenance expenses are obligations of the Company.

Chief Executive Officer and Chief Financial Officer Severance Obligation - On March 28, 2002, the Company’s Chief Executive Officer and Chief Financial Officer resigned. The Executive and representatives of the Board of Directors negotiated the terms of a Severance and Release Agreement (the “Severance Agreements”) with the Executives. Details of these are referred to in the exhibits.

In accordance with the terms of the Severance Agreements, the Company agreed to pay the Executives $277,200 in March 2002. The balance due of $200,030 has been accrued at June 30, 2002.

5.              Accrued Liabilities

June 30, 2002

Accrued Commission Payable	$331,187
Taxes Other Than Income	334,363
Other	1,169,267
$1,834,817

6.              Long-Term Obligations

June 30, 2002

Other	$75,952
Capital Lease Obligations	102,060
178,012
Less Amount Representing Interest	20,840
157,172
Less Current Maturities	98,499
$58,673

Capital lease obligations are collateralized by property and equipment with cost and related accumulated depreciation approximating $121,000 and $60,000 respectively at June 30, 2002.

Long-term obligations mature as follows:

Years Ending June 30,

2003	$95,000
2004	62,000
2005	9,000
2006	2,000

7.              Stock Options, Warrants and Stock Based Compensation

Stock and stock options - The Company’s 1999 Stock Plan (the 1999 Plan) provides for grants of options up to 1,000,000 shares of common stock, and the 2000 Stock Plan (the 2000 Plan) provides for grants of options up to 1,700,000 shares. Pursuant to the Plans, the Company may grant Incentive Stock Options to any employee or officer of the Company or of any subsidiary of the Company, and may grant Non-qualified Stock Options to any person eligible to receive Incentive Stock Options, and also to directors, consultants or advisors of the Company or its subsidiaries. As of June 30, 2002, there were 775,284 options available for grant.

In July 2000, the Company entered into a six-month consulting agreement with an individual. In accordance with the terms of the agreement, the individual agreed to provide a minimum of 10 days per month of consulting services for the Company at the rate of $3,000 per day. The daily compensation paid to the individual was comprised of $2,000 in cash and such number of restricted shares of the Company’s common stock equal to $1,000 per consulting day, calculated weekly for the days worked in such week at the last reported sales price of the Company’s common stock at the close of business on the last business day of the week in which the individual performed the consulting services. In January 2001, the Company issued 12,703 shares of stock to the consultant for his services. The market value of the shares earned ($60,000) under the agreement has been charged to expense. In addition, the individual received an option to purchase 100,002 shares of Company common stock. The options vested on a monthly pro-rata basis and are exercisable over a three-year period. The options granted have an exercise price of $7.75 per share, which was the market price of the stock on the date of grant. The options granted were recorded by the Company at fair value resulting in an accounting charge of approximately $689,000 for the year ended June 30, 2001.

Following is a summary of stock option activity including grants outside of the Plans:

	Options	Exercise Price	Weighted Average Exercise Price

Outstanding, July 2000	1,671,078		$4.85
Granted	2,274,502	1.01 - 22.50	6.10
Forfeited	(1,004,500)	1.50 - 22.50	7.13
Outstanding, June 30, 2001	2,941,080	1.00 - 22.50	4.97
Granted	—	—	—
Forfeited	(612,328)	1.50 - 10.25	5.28
Outstanding, June 30, 2002	2,328,752		4.71

Exercisable, June 30, 2001	1,767,917	1.00 - 22.50	3.52
Exercisable, June 30, 2002	1,336,250	1.01 - 10.75	3.13

Following is additional information regarding stock options outstanding at June 30, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$1.00 - 1.50	963,750	5.5	$1.26	963,750	$1.26
$2.50 - 3.00	265,000	3.4	2.95	72,500	2.91
$6.75 - 7.75	700,002	6.3	7.04	125,000	7.75
$8.75 - 22.50	400,000	5.3	10.13	175,000	10.18
	2,328,752			1,336,250

8.              Income Taxes

Due to taxable losses, the company has no tax expense for either the year ended June 30, 2002 or 2001.

At June 30, 2002, the Company has a net operating loss carryforwards of approximately $39,000,000, expiring through 2022, available to offset future taxable income. Deferred tax assets consist primarily of the net operating loss carryforward. Deferred tax liabilities are not significant.

The Company’s net deferred tax asset of approximately $13,000,000 has been offset by a valuation allowance of an equal amount at June 30, 2002, due to the uncertainty of realizing the net deferred tax asset through future operations. Utilization of net loss carryforwards in the future may be limited if changes in the Company’s stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code.

9.              Major Customers

No individual customer accounted for greater than 10% of the Company’s revenues for the year ended June 30, 2002. Three individual customers accounted for 16%, 10.8% and 10.6% of the Company’s revenues for the year ended June 30, 2001.

10.       Business Segments and Foreign Operations

The Company has two reportable segments: Consulting and Implementation Services and Technology Business. The Consulting and Implementation Services segment provides functional business solutions and e-business transformation services incorporating business processes and interest technologies. The Technology Business segment sells security software and solutions designed to secure corporate information while enabling businesses to provide secure access to their corporate website and applications and to conduct secure communications over computer networks and the internet...

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company measures segment profit or loss as operating income (loss). The Company does not allocate expenditures for assets on a segment basis for internal management reporting and, therefore, such information is not presented. Information on segments is as follows:

June 30, 2002	Consulting and Implementation Services	Technology Services	Unallocated Corporate	Total

Revenue	$2,123,335	$4,609,573	$147,575	$6,880,483
Depreciation and Amortization	10,565	6,472,570	6,951,029	13,434,164
Operating Profit (Loss)	167,319	(6,596,098)	(8,501,429)	(14,930,208)
Assets	1,021,447	1,957,774	1,106,568	4,085,489

June 30, 2001	Consulting and Implementation Services	Technology Services	Unallocated Corporate	Total

Revenue	$647,658	$60,819	$—	$708,477
Depreciation and Amortization	33,234	197,566	250,893	481,693
Operating Profit (Loss)	(135,997)	(8,330,113)	(10,162,745)	(18,628,855)
Assets	2,433,527	10,388,517	9,167,033	21,989,077

Information regarding foreign operations for the years ended June 30, 2002 and 2001 is as follows. Sales are attributed to countries based upon the location of the customer.

June 30,	2002	2001

Revenue:
United States	$282,051	$—
United Kingdom	6,364,718	708,477
	$6,646,769	$708,477
Long-Lived Assets:
United States	$640,760	$6,000,252
United Kingdom	338,656	612,527
	$979,416	$6,612,779

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have no disagreements on accounting or financial disclosure matters with the independent accountants to report under this Item 8.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation and given the state of our company, our Chief Executive Officer and Chief Financial Officer has concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize, and report information required to be included in our periodic SEC filings.

In addition, our Chief Executive Officer and Chief Financial Officer has evaluated whether any change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that there has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Name	Position

Paul Ayres	Director
Don Box	Director
Garcia Hanson	Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Secretary

Important Recent Events: Subsequent to the period covered by this report, on September 2, 2002, Board resignations were received from Raymond Seitz, James Jackson, Sir Malcolm Rifkind and Godfrey Shingles. The remaining board is comprised of Garcia Hanson, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Secretary of the Company, Paul Ayres and Don Box.

Paul Ayers has been a Director since January 2001.  From January 2001 to March 28, 2002 he served as our President and Chief Executive Officer.  He also served from October 2000 to March 2002  as Managing Director of Authoriszor Limited.  Prior to joining Authoriszor Limited, Mr. Ayres was the General Manager for European Operations for Real Networks, Inc., a company engaged in the internet software business, from 1997 until joining Authoriszor.  During 1995-1997, Mr. Ayres was General Manager for Netscape Communications’ Northern European operations.  Mr. Ayres attended the University of Essex/Cambridge University, majoring in Political Science and Law.

Don Box has served as one of our Directors since May 1996 and served as our Assistant Secretary from May 1996 through January 2000.  Mr. Box has served as Executive Vice President at Remington Oil and Gas Corporation, a publicly held oil and gas exploration and production company, since November 1997.  He served as Chairman of the Board of Box Energy Corporation, which was listed on NASDAQ, public company owning oil and gas interests in the Gulf of Mexico and mainland U.S., from 1993 through November 1997, and served as Chief Executive Officer and President of Box Energy Corporation from January 1996 through November 1997.  Since 1992, Mr. Box has been President and a Director of Box Brothers Holding Company, which is engaged in the oil and gas business.  From 1990 until 1996, Mr. Box was President of Race Circuits Management of Texas, which was engaged in motor sports promotion.  Don Box holds a Bachelor of Science degree in Economics from the Wharton School of Business and a Masters degree in Business Administration from Southern Methodist University.

Garcia Hanson has been our Chief Executive Officer and Chief Financial Officer since March 28, 2002.  He is also our Chief Operating Officer.  Mr. Hanson has also served on our Board of Directors since March 28, 2002.  Mr. Hanson also serves as the Managing Director of WRDC Limited and Logsys Solutions Limited, two of our subsidiaries.  Mr. Hanson has served as the Managing Director of WRDC Limited since 1994.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires our directors, officers and persons who beneficially own more than 10% of our common stock (“10% Stockholders”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”).  Based solely upon information provided to us by our directors, officers and 10% Stockholders, to our knowledge, we believe that all of these filing requirements were satisfied by our directors, officers and 10% Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

Director Compensation

Our directors are reimbursed for actual and reasonable out of pocket expenses in connection with attendance at Board and committee meetings.

Executive Compensation

The following table provides summary information concerning compensation paid by us to our Chief Executive Officers and the other Named Executive Officers for the three most recent fiscal years. The summary information provided is for the 12 months ended June 30, 2002, 2001, and 2000.  All of the officers referred to below have been paid in pound sterling through Authoriszor Limited.  For purposes of Summary Compensation Table and the discussion set forth under “Executive Compensation – Employment Contracts, Termination of Employment and Change-in Control Agreements, the foreign currency exchange rate of $1.40 per pound sterling has been used.

For purposes of this disclosure, the Named Executive Officers consist of:

•                  our Chief Executive and Finance Officers during the fiscal year ended June 30, 2002 (the “Fiscal Year 2002”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Salary	Bonus	Long Term Compensation No. of Securities Underlying Options	All Other Annual Compensation(1)

Chief Executive Officers
Garcia Hanson(1)	2002	$377,399	$98,875	400,000	$38,539
Chief Executive Officer and	2001	34,346	N/A	N/A	N/A

(1)  Mr. Hanson was appointed Chief Operations Officer on May 8, 2001.  He was subsequently appointed to be Chief Executive Officer and President on March 28, 2001. He was paid a salary of $210,000 per annum up to February 28, 2002, at the date he agreed to reduce his salary to $140,000 per annum.  He received a car allowance of $15,120, which was unchanged throughout.  He received a pension of 7.5% of the original salary of $210,000, which he elected to reduce to 3.75% of this salary from February 28, 2002.

Name and Principal Position	Fiscal Year	Annual Salary	Bonus	Long Term Compensation No. of Securities Underlying Options	All Other Annual Compensation(1)

President	2000	N/A	N/A	N/A	N/A

Paul Ayres(2)	2002	$346,173	N/A	400,000	$841,753	(4)
Chief Executive Officer and President	2001	$312,256	N/A	500,000	-0-
	2000	N/A	N/A	N/A	N/A

Andrew Cussons(3)	2002	N/A	N/A
Chief Financial Officer	2001	$209,958	-0-	300,000	$30,867
	2000	N/A	N/A	N/A	N/A

Stock Options

There were no stock options granted to officers or employees during Fiscal Year 2002.

The following table provides certain information concerning the exercise of stock options in Fiscal Year 2002 by the Chief Executive Officers and the Named Executive Officers and unexercised stock options held by such officers at the end of Fiscal Year 2002.

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL

AND OPTION VALUES FOR FISCAL YEAR ENDED JUNE 30, 2002

			Number of Securities Underlying Unexercised Options at June 30, 2001		Value of Unexercised In-the- Money Options at June 30, 20021 ($) (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Garcia Hanson	-0-	-0-	—	—	-0-	-0-
Paul Ayres	-0-	-0-	250,000	150,000	-0-	-0-
Andrew Cussons	-0-	-0-	225,000	75,000	-0-	-0-

(1)    Market value of underlying securities at exercise date or fiscal year end, as the case may be, minus the exercise price.

During Fiscal Year 2002, the UK subsidiary Authoriszor Limited made certain contributions to directors, executive officers and other employees of Authoriszor Limited with respect to the personal pension plan of each such person in the UK.  Pursuant to the terms of such plan, Authoriszor Limited made a contribution to the personal pension plans of directors and officer of Authoriszor Limited in an amount that did not exceed 7.5% of the annual salary of such directors and executive officers. Certain of our Named Executive Officers have received contributions pursuant to such plan.  See footnotes 1-3 contained under the table captioned “Summary Compensation Table.”

Employment Contracts, Termination of Employment and Change-in-Control Agreements

In connection with the execution of the agreement to acquire WRDC, our Board of Directors appointed Garcia Hanson as our Chief Operating Officer, effective May 8, 2001.  In addition, the Board of Directors of Authoriszor

(2)    Mr. Ayres was paid a salary of $420,000 per annum up to February 28, 2002, at that date he agreed to reduce his salary to $280,000 per annum.  He received a car allowance until October 31, 2001 pro-rata at an annual rate of $15,120, and pension pro-rata of 7.5% of his original salary of $420,000.  Mr. Ayres resigned as Chief Executive Officer and President on March 28, 2002.  Therefore, the compensation information reflected herein for Fiscal Year 2002 reflects compensation through such date.  Please see “Executive Compensation – Employment Contracts, Termination of Employment and Change-in-Control Agreements” for further information concerning the compensation paid to Mr. Ayres in connection with his resignation.

(3)    Mr. Cussons was paid a salary of $280,000 per annum up to February 28, 2002, at that date he agreed to reduce his salary to $210,000 per annum.  He received a car allowance until January 31, 2002 pro-rated at an annual rate of $15,120, and pension pro-rata of 7.5% of salary.  Mr. Cussons resigned as Chief Financial Officer on March 28, 2002.  Therefore, the compensation information reflected herein for Fiscal Year 2002 reflects compensation through such date.  Please see “Executive Compensation – Employment Contracts, Termination of Employment and Change-in-Control Agreements” for further information concerning the compensation paid to Mr. Cussons in accordance with his resignation.

Holdings Limited (“AHL”) appointed Mr. Hanson as the Operations Director of Authoriszor Limited, a wholly owned subsidiary of Authoriszor Holdings Limited.  Mr. Hanson also continued in his capacity as Managing Director of WRDC.

The Employment Agreement with Mr. Hanson was for an unspecified term, with either party able to terminate the Employment Agreement upon 12 months prior notice of such termination.  Pursuant to the Employment Agreement, the Executive was entitled to compensation of:

•                  a base salary of $220,000; and

•                  a bonus based upon the achievement of certain quarterly targets as determined by our Board of Directors.

The agreement contained a nondisclosure provision with an unlimited duration and non-competition and non-interference provisions effective for twelve months subsequent to termination of the agreement.

Mr. Hanson became President and Chief Executive Officer on March 28, 2002 and was appointed to the Board of Directors on that date.    The Compensation Committee of the Board of Directors agreed to amend and restate that certain Employment Agreement, dated as of May 8, 2002, by and between Mr. Hanson and us, effective March 1, 2002.  Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee determined that the agreement should be amended to include the following terms:

•               A base salary of $146,667

We previously entered into Executive Employment Agreement with Richard A. Langevin (the “Executive”), dated as of January 1, 2000, under which the Executive was appointed as our Chief Executive Officer, President and Interim Chief Financial Officer. The term of this agreement was four years, expiring December 31, 2003, and was terminable immediately for cause by either the Executive or us.  Pursuant to the Employment Agreement, the Executive was entitled to compensation of:

•                  a base salary of $225,000;

•                  a minimum annual bonus of $125,000, payable in pro rata quarterly increments, provided that certain quarterly Management-by-Objectives targets were achieved; and

•                  stock options to purchase a cumulative total of 500,000 shares of our common stock at an exercise price of $6.75 per share, subject to certain adjustments as provided in those certain stock option agreements, in increments of: 200,000 shares exercisable on or after January 1, 2001; 100,000 shares exercisable on or after January 1, 2002; 100,000 shares exercisable on or after January 1, 2003; and 100,000 shares exercisable on or after January 1, 2004.

The options terminated on December 31, 2009.  At the Executive’s request, we undertook to file a registration statement on Form S-8 registering the issuance of the shares underlying his options, provided that we met the requirements of Form S-8.  In the event our business was sold during the term of the agreement, all salary payments and bonus payments under the agreement became immediately due and payable and all options became immediately exercisable. The agreement contained a nondisclosure provision with an unlimited duration and non-competition and non-interference provisions effective for twelve months subsequent to termination of the agreement.

On January 31, 2001, the Executive resigned his position as our President, Chief Executive Officer and Interim Chief Financial Officer, and his position as director on our Board of Directors. In addition, the Executive resigned from the various officer and director positions he held in certain of our affiliate companies, including our wholly-owned subsidiaries, Authoriszor Holdings Corporation, Authoriszor U.S. Corporation and Authoriszor Holdings Limited.  In connection with such resignation, we entered into a Severance and Release Agreement, dated January 31, 2001 (the “Severance Agreement”), with the Executive.

In accordance with the terms of the Severance Agreement, we paid the Executive the following sums of money: (i) $19,791, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, which payment reflects salary and bonus earned through January 31, 2001; (ii) $450,000, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, which payments reflect a severance payment equal to two years of salary; (iii) $31,250, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, for purposes of the Executive’s October to December bonus for the year 2000;

and (iv) $23,958, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, reflecting payment for the Executive’s accrued but unused vacation time during the year 2000.

On January 31, 2002, we released from escrow funds to pay the Executive the sum of $250,000, minus applicable withholdings for federal and state income tax, FICA, and any other withholdings required by federal, state or local law, as an additional severance payment equal to the Executive’s bonus compensation for a two year period. All interest earned on the funds held in the escrow account was retained by us.

In addition, we and the Executive entered into a Stock Option Agreement, dated as of January 31, 2001 (the “Stock Option Agreement”).  The Severance Agreement provides that all stock option agreements for which the Executive is not vested as of the date of January 31, 2001 are rescinded and declared null and void and replaced by the Stock Option Agreement.  The Stock Option Agreement provides the Executive with an option to purchase 200,000 shares of our common stock exercisable in increments of (i) 100,000 shares exercisable beginning on January 31, 2001, and (ii) 100,000 shares exercisable beginning on January 31, 2002, all at an exercise price of $6.75 per share.  Neither the Severance Agreement nor the Stock Option Agreement affects the Executives, rights to options granted under prior stock option agreements and which were vested as of the date of the Severance Agreement.

The Executive elected to reinstate and continue in accordance with the terms of our medical plan and the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, (“COBRA”), and we have agreed to pay on behalf of the Executive, the applicable premium which is required to reinstate and continue such group medical coverage, but only to the extent such coverage was in effect on the date immediately prior to the Executive’s resignation date. This was paid until the first anniversary of the Executive’s resignation date.  This was paid until the first anniversary of the Executive’s resignation date.

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

The Severance Agreement also provided that the Executive was required to return all our proprietary material, including notes, records, reports and such other items obtained by him during the course of his employment.  In addition, the Executive was required to return the vehicle provided to him by us.  We permitted the utilization by the Executive, at the Executive’s own expense, of a certain third-party executive recruiting firm.

On October 7, 2000, we entered into an Employment Agreement with Paul Ayres pursuant to which Mr. Ayres became the Managing Director of Authoriszor Limited.  The term of this agreement was one year, expiring October 6, 2002.  The Employment Agreement was terminable immediately for cause by us, terminable voluntarily by Mr. Ayres upon 45 days written notice, and after the one year term of employment has lapsed, both we and Mr. Ayres were required to give six months notice of termination.  Mr. Ayers was entitled to compensation in the following amount (assuming a currency conversion ration of £1.50 British Pounds per $1.00 United States):

•                  a base salary of $277,500;

•                  a maximum annual bonus of $210,000, payable monthly, provided that certain revenue targets were achieved; provided, however, that $26,250 shall be payable as a minimum guaranteed bonus for the first three months of employment;

•                  in addition, up to an additional $45,000 was payable in the event that other agreed upon targets were achieved;

•                  stock options to purchase a cumulative total of 200,000 shares our common stock at an exercise price of $9.75 per share, subject to certain adjustments as provided in the stock option agreement to be executed, that vest 25% per year for a period of four years.

The options terminate on October 6, 2010.  In the event we are sold during the term of the agreement, all salary payments and bonus payments under the agreement became immediately due and payable.

Subsequently, in connection with the resignation of the Executive, our Board of Directors announced that it had appointed Paul Ayres, the Managing Director of Authoriszor Limited, to the positions of President and Chief Executive Officer and appointed Andrew Cussons, the Finance Director of Authoriszor Limited, our Chief Financial Officer to replace the Executive, effective as of January 31, 2001.  In addition, effective January 29, 2001, our Board of Directors appointed Mr. Ayres and Mr. Cussons to our Board of Directors.

In connection with the foregoing, the Compensation Committee of the Board of Directors agreed to amend and restate that certain Employment Agreement, dated as of October 7, 2000, by and between Mr. Ayres and us, effective February 9, 2001.  Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee determined that the agreement should include the following terms:

•                  a base salary of $440,000; and

•                  stock options to purchase a cumulative total of 200,000 shares of our common stock at an exercise price of $1.50 per share under our 2000 Omnibus Stock Option and Incentive Plan (the “2000 Plan”), subject to certain adjustments as provided in the stock option agreement to be negotiated and executed in connection with such grant.

The Compensation Committee of the Board of Directors agreed to amend and restate that certain Employment Agreement dated February 9, 2001 by and between Mr. Ayres and us, effective March 1, 2002.  Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee determined that the agreement be amended to including the following terms:

•               A base salary of $293,334;

As part of a restructuring plan approved by our Board of Directors, Paul Ayres has resigned as our President and Chief Executive Officer, and from other various executive and director positions that he had held with us and our subsidiaries. Mr. Ayres has entered into a Compromise Agreement with us.  Also, Mr. Ayres will continue to be retained as a non-executive director on a no fee basis for a limited time. Pursuant to the terms of the Compromise Agreement, we have paid Mr. Ayres £15,000 on execution of the agreement and an additional payment of £5,000 was made in June 2002. We also issued to Mr. Ayres 40,142 shares of our Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The provision of a company car and healthcare benefits will continue in force for Mr. Ayres until December 31, 2002. Additionally, 400,000 stock options previously granted to Mr. Ayres were vested immediately on execution of the agreement.

In addition, the Compensation Committee of the Board of Directors agreed to amend and restate that certain Employment Agreement by and between Mr. Cussons and us, effective February 9, 2001.  Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee determined that the agreement should include the following terms:

•               a base salary of  $293,334;

•               stock options to purchase a cumulative total of 200,000 shares of our common stock at an exercise price of $1.50 per share under the 2000 Plan, subject to certain adjustments as provided in the stock option agreement to be negotiated and executed in connection with such grant.

The Compensation Committee of the Board of Directors agreed to amend and restate that certain Employment Agreement, dated February 9, 2001 by and between Mr. Cussons and us, effective March 1, 2002.  Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee determined that the agreement be amended to include the following terms.

•               a base salary of  $150,000

In addition as part of these restructuring plans, our Chief Financial Officer and Secretary, Andrew Cussons, resigned from the various executive officer and director positions that he had held with us and our subsidiaries. Mr. Cussons has entered into a Compromise Agreement with us. Pursuant to the terms of the Compromise Agreement, we have paid Mr. Cussons £10,000 on the execution of the agreement and have made additional payments of £9,500 in June 2002 and £10,000 in July 2002. We also issued to Mr. Cussons 61,952 shares of our Preferred Stock. The provision of healthcare benefits will continue in force for Mr. Cussons until December 31, 2002. Additionally, 300,000 stock options previously granted to Mr. Cussons vested immediately on execution of the agreement.

We entered into a Consultancy Agreement, dated as of May 23, 2002, with a company owned by Mr. Ayres and Mr. Cussons that has agreed to provide certain consulting services to us for six (6) months following the effective date of the Consultancy Agreement. We agreed to pay the consulting company payments aggregating £50,500. The sum of £10,000 was paid in June 2002 and the balance of £40,500 was paid in July 2002. In addition it was agreed that a further payment would be made to the consulting company exclusively dependent on, and receipt by us of, anticipated funds in relating to a tax credit we were seeking. Application was made to the UK Inland Revenue in the amount of $261,385 with respect to the tax credit (the “First Tax Credit”) and the sum of £80,000 was to be paid to the consulting company on receipt by the company of the First Tax Credit. The proceeds of the tax credit were received in July 2002 and to date £41,150 has been paid to the consulting company.  A further 50% of the amount of a second tax credit (the “Second Tax Credit”) received by the company will be paid to the consulting company. It is anticipated that the calculation of and application for the Second Tax Credit will be made by the Company in November 2002. The receipt by the Company of funds with respect to the Second Tax Credit is subject to the Inland Revenue approving the amount of the applicable tax credit claimed by the Company. The Inland Revenue subsequently approved the Second Tax Credit and the consulting company invoiced the Company £26,133.50 in December 2002 and it was paid in October 2003 as a result of receiving the funds from the Inland Revenue. In addition, the consulting company is entitled to receive a further payment of £20,000 if the Company (or any subsidiary) receives funding in the sum of £250,000 or more from a specified private UK investment company as a result of the consulting company’s services.

The Compensation Committee of the Board of Directors agreed to amend and restate the Employment Agreement by and between Mr. Karys, our Vice President of Engineering and us, effective February 9, 2001.  Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee determined that the agreement should include the following terms:

•                  a base salary of $250,000;

•                  stock options to purchase a cumulative total of 100,000 shares of our common stock at an exercise price of $1.50 per share under the 2000 Plan, subject to certain adjustments as provided in the stock option agreement to be negotiated and executed in connection with such grant.

Effective July 1, 2002, Mr. Karys resigned and we agreed to pay Mr. Karys his salary and car allowance in accordance with his employment agreement.  Other matters were settled in connection with the Pledge and Settlement Agreements described in Part I, Item 1 of this report.

Effective November 30, 2001, David R. Wray, a member of our Board and Chief Technical Officer of Authoriszor Limited resigned.  In addition, effective November 30, 2001, David J. Blanchfield, Research and Development Director of Authoriszor Limited resigned his position with us.  In connection with the resignations of Messrs. Wray and Blanchfield, we have entered into Compromise Agreements with each of said officers.  Pursuant to the terms of the Compromise Agreements, we are not obligated to pay any consideration to ether Mr. Wray or Blanchfield.  Accordingly, we have accrued no expenses related to the resignations of Messrs. Wray and Blanchfield.  In addition, effective October 31, 2001, we have discontinued all payments that were otherwise due to members of our Board in exchange for their service to our Board, with the exception that all stock option agreements previously entered into by and between us and certain members of our Board remain in full force and effect.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our only outstanding class of equity securities is our common stock and our Series A Preferred Redeemable Stock.  The following table sets forth certain information with respect to what we believe is the beneficial ownership as of June 30, 2002, by

•               each person known by us to beneficially own more than 5% of the outstanding shares of common stock;

•               our directors; and

•               all of our directors and executive officers as a group.

Person or Group(1)	Shares of Common Stock Beneficially Owned (1A)	Percentage of Shares of Common Stock Beneficially Owned (1A)	Shares of Series A Preferred Stock Beneficially Owned (1B)	Percentage of Shares of Series A Preferred stock Beneficially Owned (1B)	Total Shares Beneficially Owned (1A, 1B)	Percentage of Total Shares Beneficially Owned (1A, 1B)
Directors:

Paul Ayres(2)+	300,000	1.4%	40,142	8.2%	340,142	1.6%
Don Box (3)++	120,500	*			120,500	*
Garcia Hanson +	1,527,637	7.4%	194,897	39.6%	1,722,534	8.1%

Directors and Executive Officers as a Group:	1,948,137	9.2%	235,039	47.8%	2,183,176	10.3%
(3 persons) (4)

Beneficial Owners of 5% or More:

Roy Williams (4)	2,154,842	10.4%
Birkett House, 27 Albermarle Street
London WIX 4LQ, England
Brian Edmondson	1,527,637	7.4%	194,897	39.6%	1,722,534	8.1%
1st Floor, Ebor Court
Westgate, Leeds L514ND, England
James Leonard Jackson (5)	1,280,108	6.2%
2 Parklands, Studley Roger
Ripon, North Yorkshire, GH4 3AY,
England
David John Blanchfield (5)	1,275,037	6.1%
Sunwood Farm Cocun Lane,
Clayton, Bradford
West Yorkshire, BD14 GPY, England
David Robert Wray(5)	1,260,429	6.1%
Dove House, Shimden Hall Rd.,
Halifax, HX3 9XA, England

+	The address for this executive officer is 1st Floor Ebor Court, Westgate, Leeds LS1 4ND, England.
++	The address for this director is 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211.
*	Less than one percent (1%)

(1)

Based upon 20,768,511 shares of common stock outstanding as of June 30, 2002 and a total of 491,888 shares of Preferred Stock on that date as well , and in each case calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Unless otherwise indicated, includes shares owned by a spouse, minor children or by relatives sharing the same home, entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days of June 30, 2002 by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

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

(3)

Mr. Box was granted a stock option to acquire 100,000 shares of our common stock at an exercise price of $7.75 per share on November 10, 2000. The stock option is immediately exercisable for a three (3) year term.

(4)

Includes 655,334 shares of the Company’s common stock held by Zalcany Limited, a company organized under the laws of the UK of which Roy Williams owns 50% of the issued and share capital and is one of two directors; 290,000 shares of our common stock held by Mustardseed Estates Ltd., a company organized under the laws of the UK of which Roy Williams retains 99.9% voting control; and 67,500 shares of our common stock held by the Cardinal Williams Pension Fund of which Roy Williams is one of two trustees and the sole beneficiary. Includes 484,008 shares held by an Isle of Man trust in which Roy Williams is included in a class of potential beneficiaries. Mr. Williams disclaims beneficial ownership of the shares owned by this trust.

(5)	Includes shares of our common stock issued to these individuals pursuant to the acquisition of ITIS Technologies Ltd., now named Authoriszor Limited

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2002, our equity compensation plan information was as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,924,716	4.41	775,284
Equity compensation plans not approved by security holders	404,036	6.14	0
Total	2,328,752	4.71	775,284

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 8, 2001, we entered into certain agreements (the “Acquisition Agreements”) pursuant to which the Company, directly or through Authoriszor Holdings Limited, agreed to (i) initially increase its ownership interest from 25.1% (on a fully diluted basis) to 66.4% (on a fully diluted basis) of the outstanding capital stock of WRDC, (referred to herein as the “First Step Transaction,”); and (ii) ultimately acquire the remaining shares of WRDC capital stock not then already owned by the Company or Authoriszor Holdings Limited upon the occurrence of certain events (the “Second Step Transaction”).  The consideration payable in connection with the First Step Transaction and the Second Step Transaction was determined pursuant to arms-length negotiations among the parties thereto.  The source of the cash consideration with respect to the First Step Transaction was our cash reserves.  Each of the dollar amounts contained herein reflect the currency exchange rate in effect immediately prior to the execution of the Acquisition Agreements.

The First Step Transaction was consummated, in part, at a closing (the “Initial Closing”) on May 8, 2001.  In connection with the Initial Closing, in exchange for certain shares of capital stock of WRDC held by shareholders (the “Shareholders”) of WRDC, Garcia Hanson and Brian Edmondson, the Company (i) share (“Common Stock”), of the Company to the Shareholders and (ii) paid to the Shareholders approximately $1,356,000 ((pound ) 941,766) in cash.  The Company was also obligated to issue to the Shareholders up to 195,555 additional shares (the “Contingent Shares”) of Common Stock, subject to the realization of certain accounts receivables of WRDC.  As of the date hereof, the Company has not finalized its determination as to whether the requirements for the issuance of the Contingent Shares have been satisfied.  Also, as part of the First Step Transaction the Company subscribed for an additional amount of capital stock directly form WRDC for an aggregate subscription price of $720,000 purposes.  One-half of this amount was paid by the Company at the Initial Closing with the balance (the “Subscription Balance”) to be paid to WRDC no later than six (6) months after the Initial Closing.  The Subscription Balance has not been paid by the Company to WRDC at this time.

The Acquisition Agreements obligated the Company to purchase the remaining shares of WRDC capital stock not then already owned by the Company or Authoriszor Holdings Limited upon the occurrence of certain events, but in no event later than January 1, 2002.  The consideration to be paid in connection with the Second Step Transaction was to consist of 55% in shares of Common Stock and 45% in cash; provided, however, that in no event was the Company required to issue more than 19.9% of the issued and outstanding shares of Common Stock as of the date (the”Measuring Date”) immediately prior to the Initial Closing.  If the exchange ratio set forth in the Acquisition Agreements would otherwise require the Company to issue more shares (the “Excess Shares”) than 19.9% of the issued and outstanding shares of Common Stock and/or currency fluctuations during the interim between the Initial Closing and the Second Closing (as defined herein) or otherwise, the Company was required to pay to the Shareholder an amount in cash (the “Cash Equivalent”) equivalent to the aggregate market value of the Excess Shares.

The Company and the Shareholders have decided to close the Second Step Transaction at this time and to amend the Acquisition Agreements to provide that Shareholders shall receive a new class of preferred stock in lieu of the Cash Equivalent.

In connection with the second closing of the WRCD acquisition on December 4, 2001 we paid to Garcia Hanson, our Chief Executive Officer and Chief Financial Officer and Brian Edmondson $618,328 ((pound) 438, 546) in cash and agreed to issue to Garcia Hanson and Brian Edmondson 1,062,680 shares of Common Stock and 194,897 shares of Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series A Preferred”), respectively.  The powers, preferences and rights of the Series A Preferred are set forth in our Certificate of designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions. (“Certificate of Designations”).

The Certificate of Designations requires us to pay cumulative dividends to the holders of the Series A Preferred a rate of ten percent (10%) per annum of the original purchase price of $2.00 per share (“Original Purchase Price”) of the Series A Preferred annually on December 31 of each year commencing December 31, 2002.  In addition, upon any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred shall be entitled to receive, in preference to the holders of Common Stock, a per share amount equal to the Original Purchase Price plus any accrued but unpaid dividends.

Further, the holders of at least fifty-one percent (51%) of the then outstanding shares of Series A Preferred may elect to require us to redeem their shares of Series A Preferred upon (i) the occurrence of certain Redemption Dates (as defined in the Certificate of Designations), (ii) the closing of a secondary fundraising by the Company in which the Company raises at last $5 million, or (iii) the consolidation, merger or reorganization of the Company with or into any other corporation, where the holders of Common Stock determined on a fully diluted basis immediately before such merger, consolidation or reorganization hold less than fifty percent (50%) of the Common Stock of the Company or the capital stock of the surviving entity as so determined immediately after such transaction.  Upon such redemption, the holders of the Series A Preferred shall be entitled to receive an amount in cash equal to the Original Purchase Price plus any accrued but unpaid dividends then owed.

For so long as any of the shares of Series A Preferred issued by us remain outstanding, the holders of a majority of the then outstanding Series A Preferred are entitled to nominate and elect one (1) director to our Board of Directors.  Except for the right to elect (1) director to the Board, the holders of the Series A Preferred shall not have the right to vote their stock as shareholders unless we violate any material powers, preference or rights of the Series A Preferred.   As of the date hereof, the holders of the Series A Preferred have not nominated a director to the Board.

In connection with the Initial Closing, the Board appointed Garcia Hanson, one of the Shareholders, as Chief Operating Officer of the Company and the Board of Directors of Authoriszor Holdings Limited appointed Mr. Hanson as the Operations Director of Authoriszor Limited, a wholly owned subsidiary of Authoriszor Holdings Limited.  Mr. Hanson continued in his capacity as Managing Director of WRDC.

The foregoing summary is not intended to be complete and is subject to, and is qualified in its entirety by reference to, all of the provisions of the exhibits to the Form 8-K/A, filed January 30, 2002.

The following summarizes certain material agreements between us and our executive officers, directors and existing stockholders with a beneficial interest in excess of 5% of our outstanding common stock. It is not a complete description of such agreements and, therefore, this discussion is qualified in its entirety by reference to the agreements, copies of which will be made available for inspection upon written request and have been filed by us with the Securities and Exchange Commission. It is our intention that in the future, any transactions with our directors, officers, employees or affiliates will be minimal and will be approved in advance by a majority of the disinterested members of our Board.

On May 8, 2001, we purchased an additional equity interest in WRDC Limited, a company incorporated in the United Kingdom, increasing our ownership interest from 27.2% (25.1% on a fully diluted basis) to 66.4%.  We issued to certain shareholders of WRDC 929,914 shares of our common stock, one half of which was issued to

Garcia Hanson, who is an officer, director and greater than 5% stockholder and paid cash of approximately $996,000 to such shareholders of WRDC, one half of which was paid to Mr. Hanson.  We also committed to issue an additional 195,555 shares of our common stock equally to each of Mr. Hanson and other shareholders of WRDC, subject to the realization of certain of WRDC’s accounts receivable.  Also on this date we subscribed for additional WRDC shares from WRDC for a purchase price of approximately $720,000 and granted options to WRDC employees to purchase 237,000 shares of our common stock.  We also on this date committed to acquire the remaining 33.6% ownership interest in WRDC not already owned by us upon the occurrence of certain events, but in no event later than January 1, 2002. The purchase price payable to such other shareholders for the remaining interest is approximately $3,100,000, of which Mr. Hanson received one-half.  We are required to pay approximately $1,564,000 in cash, of which $1,260,000 is in an escrow account, and we are required to pay the remaining portion by issuing shares of our common stock to such shareholders of WRDC.  However, in the event that the exchange ratio set forth in the acquisition documents would require us to issue more than 19.9% of the issued and outstanding shares of our common stock, as of May 7, 2001, we will instead be required to pay to such shareholders of WRDC an amount in cash equal to the aggregate market value of such excess shares.  Moreover, when we acquire the remainder of shares of outstanding capital stock of WRDC, we may be obligated to make such payment entirely in cash if:

•                  we declare, or otherwise seek, or are forced to seek, protection from creditors under the federal bankruptcy laws; or

•                  if on the date that we are otherwise required to purchase the remaining outstanding shares of capital stock of WRDC, we are not listed on NASDAQ or the OTC Bulletin Board, or otherwise quoted on a public market in North America or Europe.

Subsequently and as of December 4, 2001 the Company purchased the remaining 33.6% ownership interest in WRDC by paying each shareholder $618,328.15 in cash, 1,062,680 in shares of common stock, and 194,897 shares of Series A Cumulative Redeemable Preferred Stock.

In connection with the transaction whereby we increased our ownership interest in WRDC, our Board appointed Garcia Hanson as our Chief Operating Officer.  In addition, Mr. Hanson has joined the Board of Directors of Authoriszor Holdings Limited and Authoriszor Limited, and has been appointed as the Operations Director of Authoriszor Limited.  Mr. Hanson will also continue in his capacity as Managing Director of WRDC.  For further information concerning the terms and conditions upon which we acquired WRDC, please see our Annual Report on Form 10-KSB that was filed with the Securities and Exchange Commission on October 19, 2001.

In connection with the transaction whereby we increased our ownership interest in WRDC, our Board of Directors appointed Garcia Hanson as our Chief Operating Officer.  In addition, Mr. Hanson has joined the Board of Directors of Authoriszor Holdings Limited and Authoriszor Limited, and has been appointed as the Operations Director of Authoriszor Limited.  Mr. Hanson will also continue in his capacity as Managing Director of WRDC.  For further information concerning the terms and conditions upon which we acquired WRDC, please see our Annual Report on Form 10-KSB that was filed on October 19, 2001.

On July 18, 2002, (we entered into an investment agreement (the “Investment Agreement”), dated as of July 18th July, 2002, with Authoriszor Holdings Limited (“AHL”), Roy Williams (“Williams”), a beneficial owner of more than 5% of the outstanding shares of Common Stock, Garcia Hanson (“Hanson”), our President, a director, and beneficial owner of more than 5% of the outstanding shares of Common Stock, Zalcany Limited (“Zalcany”) and Noblepoint Limited (“Noblepoint,” and collectively with Williams, Hanson and Zalcany, the “Investors”), pursuant to which, the Investors purchased Preferred Ordinary Shares of Authoriszor Holdings Limited (the “AHL Preferred Shares”), a subsidiary of the Company, for an aggregate purchase price of £574,994.94 ($902,684.56).   As a result, the Company’s equity interest in Authoriszor Holdings Limited, which is in the form of ordinary shares of Authoriszor Holdings Limited (the “AHL Ordinary Shares”), has decreased from 100% to 35%.

Following this transaction and a restructuring of the ownership of shares of its subsidiaries, Authoriszor Holdings Limited owns all of the capital stock of WRDC Limited, Authoriszor Limited, Logsys Limited and, indirectly through WRDC Limited, over 75% of the stock of PAD (London) Limited and WRDC AG.  Also, Authoriszor Holdings Limited’s name was changed to WRDC Logsys Limited.  The Investment Agreement restricts Authoriszor Holdings Limited from making payments to the Company without the consent of the Investors however, approximately £300,000 ($470,970.00) of the investment proceeds were paid to Company by Authoriszor Holdings Limited in payment of certain inter-company indebtedness.  In connection with this transaction, the Company redeemed 117,742.5 shares of the Company’s Series A Cumulative Redeemable Preferred Stock owned by Hanson for the aggregate redemption price set forth in the Series A Preferred Stock designations of £150,000 ($235,845.00).  Also, since we no longer control Authoriszor Holdings Limited, effective July 18, 2002, we will not be able to consolidate the financial statements of Authoriszor Holdings Limited and its subsidiaries.

Hanson utilized a significant portion of the proceeds from the redemption in connection with the purchase of his Authoriszor Holdings Limited Preferred Shares.  The Investment Agreement also prohibits Authoriszor Holdings Limited from issuing shares of its stock without the consent of the Investors, except that Authoriszor Holdings Limited may issue a certain number additional shares (the “Additional Shares”) at a purchase price not less than the price paid by the Investors.  If all the Additional Shares are issued, the Company’s equity interest in Authoriszor Holdings Limited would be reduced to 32.4%.  The Investment Agreement provides that the board of directors of Authoriszor Holdings Limited shall consist of not less than four persons, including two persons nominated by the Investors.  The current members of the board of directors of Authoriszor Holdings Limited following the completion of the transaction are Hanson, Godfrey Stephen Shingles and Ian McNeill.  We do not have the right to nominate a director.

The powers, preferences and rights of the Authoriszor Holdings Limited Ordinary Shares and Authoriszor Holdings Limited Preferred Shares are set forth in the Articles of Association of Authoriszor Holdings Limited (“AHL Articles”), which is incorporated by reference as an exhibit to this Form 10-KSB.  The Authoriszor Holdings Limited Articles contain a right of first refusal provision that grants to any shareholder of Authoriszor Holdings Limited, which currently consists of the Company and the Investors (collectively, the “AHL Shareholders”), the first right to purchase the shares of Authoriszor Holdings Limited that another Authoriszor Holdings Limited Shareholder desires to sell to a third-party.  The price of such purchase will be determined by either a mutual agreement between the directors of Authoriszor Holdings Limited and the transferring Authoriszor Holdings Limited Shareholder or by an independent accountant.

Please also see the section “Employment Contracts, Termination of Employment and Change-in-Control Agreements” under Part III Item 10, Executive Compensation of this Report for a description of additional transactions and agreements with our officers, directors and greater than 5% stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

2.4(12)	Stock Purchase Agreement, dated as of May 8, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited and the Shareholders named therein (Exhibit 2.1).
2.5(12)	Subscription Agreement, dated as of May 8, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, WRDC Limited and the Shareholders named therein (Exhibit 2.2).
2.6(12)	Articles of Association of WRDC Limited, dated as of May 8, 2001 (Exhibit 2.3).
2.7(12)	Deed of Mortgage, dated as of May 8, 2001, by and between Authoriszor Inc., Garcia Hanson and Brian Edmondson (Exhibit 2.4)
2.8(14)	Stock Purchase Agreement, dated as of July 3, 2001, by and among Authoriszor Holdings Limited, Logsys Holdings Limited and Stewart Leslie Ashton (Exhibit 2.1)
2.9(15)	Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, WRDC Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.5)
2.10(15)	Side Letter to the Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.6)
3.1	Certificate of Incorporation of Toucan Gold Corporation filed on July 22, 1996 with the Secretary of State of the State of Delaware (incorporated by reference from the Current Report on Form 8-K dated July 29, 1996, Exhibit 4.1).
3.2

Amendment to our Certificate of Incorporation filed on August 25, 1999, with the Secretary of State of Delaware (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, Exhibit 3.1)

3.3(13)	Bylaws of Authoriszor Inc., as amended March 21, 2001 (Exhibit 3.1).
3.4(15)	Certificate of Designation, Preferences and Related Rights, Qualifications, Limitations and Restrictions of Series A Cumulative Redeemable Preferred Stock of Authoriszor Inc. (Exhibit 4.1)
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

10.6(2)	Supplemental Agreement dated December 3, 1998 among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Minmet Plc (Exhibit 10.2).
10.7(2)	Option Agreement Regarding Mineradora De Bauxita Ltda, dated December 3, 1998, among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited (Exhibit 10.3).
10.8(2)

Agreement for the purchase of the whole of the issued share capital of Mineradora de Bauxita Ltda, dated December 3, 1998 among Toucan Mining Limited, Toucan Gold Corporation, Inc. and Anagram Limited (Exhibit 10.4).

10.9(2)	Form of Minmet Plc Warrant Instrument (Exhibit 10.5).
10.10(4)	Deed of Indemnity, dated July 22, 1999, by and among David J. Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill and Toucan Gold Corporation. (Exhibit 10.2)
10.11(4)	Letter of Appointment, dated July 22, 1999, by and between David J. Blanchfield and ITIS Technologies Ltd. (Exhibit 10.3)
10.12(4)	Letter of Appointment, dated July 22, 1999, by and between James L. Jackson and ITIS Technologies Ltd. (Exhibit 10.4)
10.13(4)	Letter of Appointment, dated July 22, 1999, by and between David R. Wray and ITIS Technologies Ltd. (Exhibit 10.5)
10.14(4)	Engagement Letter, dated July 22, 1999, by and between CCM Ventures Ltd. and ITIS Technologies Ltd. (Exhibit 10.7)
10.15(4)	Engagement Letter dated July 22, 1999, by and between Robert Jeffcock and Toucan Gold Corporation. (Exhibit 10.8)
+10.16

Consulting Agreement, dated September 23, 1999 by and between Sir Malcolm Rifkind and Authoriszor Limited (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, Exhibit 10.9)

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
10.28(5)

Shareholders’ Agreement, dated as of January 27, 2000, by and among Authoriszor Holdings Limited, WRDC Limited, the shareholders of WRDC Limited and Authoriszor Inc., relating to WRDC Limited. (Exhibit 10.12)

10.29(5)	Letter Agreement, dated February 22, 2000, by and between Authoriszor Holdings Limited and WRDC Limited regarding credit facility. (Exhibit 10.13)
10.30(5)	Letter Agreement, dated February 22, 2000, by and between Authoriszor Holdings Limited and WRDC Limited regarding credit facility. (Exhibit 10.14)
10.31(6)	Share Sale Agreement, dated as of January 28, 2000, by and between Authoriszor Inc. and Golden Ridge Group Limited. (Exhibit 2.1)
+10.32(7)	Stock Option Agreement, dated as of January 1, 2000, between Authoriszor Inc. and Richard A. Langevin (Exhibit 10.33).
+10.33(7)	Stock Option Agreement, dated as of January 1, 2000, between Authoriszor Inc. and Richard A. Langevin (Exhibit 10.34).
+10.34(7)	Stock Option Agreement, dated as of January 1, 2000, between Authoriszor Inc. and Richard A. Langevin (Exhibit 10.35)
+10.35(7)	Stock Option Agreement, dated as of January 1, 2000, between Authoriszor Inc. and Richard A. Langevin (Exhibit 10.36).
+10.36(7)	Stock Option Agreement, dated as of November 1, 1999, between Authoriszor Inc. and Raymond Seitz (Exhibit 10.37).
10.37(7)	Lease Agreement, dated as of April 28, 2000, between Authoriszor Inc. and Massachusetts Mutual Life Insurance Company (Exhibit 10.38).
10.38(7)	Consulting Agreement, dated as of April 2000, between Authoriszor Inc. and Fred Sawin (Exhibit 10.39).
10.39(7)	Employment Agreement, dated as of March 15, 2000, between Authoriszor Inc. and Ed Vasko (Exhibit 10.40).
10.40(8)	Consulting Agreement, dated July 1, 2000, between Authoriszor Inc. and Commercial Technology Ltd (Exhibit 10.40).
10.41(8)	Reimbursement Agreement, dated September 28, 2000 and effective as of October 1, 1999, between Authoriszor Inc. and Authoriszor Limited (Exhibit 10.41).
+10.42(9)	Letter Agreement, dated as of September 30, 2000, and executed as of October 31, 2000, by and between Authoriszor Inc. and Godfrey S. Shingles (Exhibit 10.1).
+10.43(9)	Letter of Employment, dated October 16, 2000, by and between Authoriszor Inc. and Alec P. Karys (Exhibit 10.2).
+10.44(9)	Letter of Employment, dated October 4, 2000, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.3).
10.45(9)	Consulting Agreement, dated July 21, 2000, by and between Authoriszor Inc. and Edward F. Rogers (Exhibit 10.4).
+10.46(10)	Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan.
+10.47(7)	Letter of Employment, dated May 1, 2000, by and between Authoriszor Inc. and Fred Sawin (Exhibit 10.39)

+10.48(11)	Severance and Release Agreement, dated as of January 29, 2001, by and between Authoriszor Inc. and Richard A. Langevin.
+10.49(11)	Stock Option Agreement, dated as of January 31, 2000, by and between Authoriszor Inc. and Richard A. Langevin.
+10.50(12)

Service Agreement, dated as of May 8, 2001, by and among Authoriszor Inc. and Garcia Hanson. Form of Stock Option Agreement, dated as of May 8, 2001, by and between the Authoriszor Inc. and each of the former holders of WRDC Options (Exhibit 10.1).

+10.51(12)	Form of Stock Option Agreement, dated as of May 8, 2001, by and between the Authoriszor Inc. and each of the former holders of WRDC Options (Exhibit 10.2).
10.52†	Sublease Agreement, effective as of July 1, 2001, by and between Authoriszor Inc. and Directech, Inc.
+10.53†	Stock Option Agreement, dated as of October 7, 2000, by and between Authoriszor Inc. and Paul Ayres.
+10.54†	Stock Option Agreement, dated as of October 16, 2000, by and between Authoriszor Inc. and Alec Karys.
+10.55†	Stock Option Agreement, dated as of November 10, 2000, by and between Authoriszor Inc. and Don Box.
+10.56†	Stock Option Agreement, dated as of October 18, 2000, by and between Authoriszor Inc. and Geoff Shingles.
+10.57†	Form of Stock Option Agreement by and between Authoriszor Inc. and various employees with respect to the Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan.
+10.58†	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Paul Ayres.
+10.59†	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Andrew Cussons.
+10.60†	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Alec Karys.
+10.61(16)	Stock Option Agreement, dated as of July 3, 2001, by and between Authoriszor Inc. and S. Ashton (Exhibit 10.1)
+10.62(17)	Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.1)
+10.63(17)	Compromise Agreement, dated as of March 29, 2002, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.2)
+10.64(17)	Consultancy Agreement, dated as of May 23, 2002, by and between Authoriszor Inc. and Utilis Ventures Limited (Exhibit 10.3)
+10.65(17)	Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Andrew Cussons (Exhibit 10.4)
+10.66(17)	Compromise Agreement, dated as of March 29, 2001, by and between Authoriszor Inc. and Andrew Cussons (Exhibit 10.5)
10.67(17)	License and Distribution Agreement, by and between Authoriszor Inc. and Sanford Technologies, Inc. dated as of March 25, 2002, and supplemental letter, dated May 9, 2002 (Exhibit 10.6)
10.68(18)	Investment Agreement, dated as of July 18, 2002, by and among Authoriszor Inc., Authoriszor Holdings Limited, Roy Williams, Garcia Hanson, Zalcany Limited and Noblepoint Limited (Exhibit 2.4)
10.69(18)	Articles of Association of Authoriszor Holdings Limited (Exhibit 2.2)
31.2	Certification pursuant to Rules 13a – 14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
+	Compensation plan, benefit plan or employment contract or arrangement.
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

(11)	Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on January 30, 2001.
(12)	Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on May 9, 2001.
(13)	Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB filed by us with the Securities and Exchange Commission on February 14, 2001.
(14)	Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on July 16, 2001.
(15)	Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on January 30, 2002.
(16)	Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB filed by us with the Securities and Exchange Commission in November 14, 2001.
(17)	Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB filed by us with the Securities and Exchange Commission on June 24, 2002.
(18)	Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on August 2, 2002.

(d)           Reports on Form 8-K.

(1)           We filed a Current Report on Form 8-K with the Securities and Exchange Commission on July 16, 2001, reporting the execution and consummation of the acquisition by us of approximately 68% of the outstanding capital stock of Logsys.

(2)           We filed a Current Report on Form 8-K with the Securities and Exchange Commission on August 2, 2002 reporting a restructuring of the ownership of shares of its subsidiaries and following such restructuring the issuance by Authoriszor Holdings Limited (“Authoriszor Holdings Limited”) of additional shares of its capital stock as a result of which the Company’s ownership of Authoriszor Holdings Limited decreased from 100% to approximately 35%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 29, 2004.

AUTHORISZOR INC.

By:	/s/ Garcia Hanson
Garcia Hanson
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive Officer and (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.  Each person whose signature to this report appears below hereby appoints Garcia Hanson as his attorney-in-fact to sign on his behalf, individually and in each capacity stated below, and to file all amendments to this report, which amendment or amendments may make such changes in and additions to the report as any such attorney-in-fact may deem necessary or appropriate.

Signature	Title	Date

/s/Paul Ayres	Director	November 19, 2004
Paul Ayres

Don D. Box	Director	November , 2004

Chief Executive Officer, President
/s/Garcia Hanson	Chief Financial Officer, Secretary	November 26, 2004
Garcia Hanson	and Director (Principal Executive Officer and Principal Financial Officer)

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

2.4(12)	Stock Purchase Agreement, dated as of May 8, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited and the Shareholders named therein (Exhibit 2.1).
2.5(12)	Subscription Agreement, dated as of May 8, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, WRDC Limited and the Shareholders named therein (Exhibit 2.2).
2.6(12)	Articles of Association of WRDC Limited, dated as of May 8, 2001 (Exhibit 2.3).
2.7(12)	Deed of Mortgage, dated as of May 8, 2001, by and between Authoriszor Inc., Garcia Hanson and Brian Edmondson (Exhibit 2.4)
2.8(14)	Stock Purchase Agreement, dated as of July 3, 2001, by and among Authoriszor Holdings Limited, Logsys Holdings Limited and Stewart Leslie Ashton (Exhibit 2.1)
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

10.9(2)	Form of Minmet Plc Warrant Instrument (Exhibit 10.5).
10.10(4)	Deed of Indemnity, dated July 22, 1999, by and among David J. Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill and Toucan Gold Corporation. (Exhibit 10.2)
10.11(4)	Letter of Appointment, dated July 22, 1999, by and between David J. Blanchfield and ITIS Technologies Ltd. (Exhibit 10.3)
10.12(4)	Letter of Appointment, dated July 22, 1999, by and between James L. Jackson and ITIS Technologies Ltd. (Exhibit 10.4)
10.13(4)	Letter of Appointment, dated July 22, 1999, by and between David R. Wray and ITIS Technologies Ltd. (Exhibit 10.5)
10.14(4)	Engagement Letter, dated July 22, 1999, by and between CCM Ventures Ltd. and It is Technologies Ltd. (Exhibit 10.7)
10.15(4)	Engagement Letter, dated July 22, 1999, by and between Robert Jeffcock and Toucan Gold Corporation. (Exhibit 10.8)
+10.16

Consulting Agreement, dated September 23, 1999 by and between Sir Malcolm Rifkind and Authoriszor Limited (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, Exhibit 10.9)

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
10.28(5)

Shareholders’ Agreement, dated as of January 27, 2000, by and among Authoriszor Holdings Limited, WRDC Limited, the shareholders of WRDC Limited and Authoriszor Inc., relating to WRDC Limited. (Exhibit 10.12)

10.29(5)	Letter Agreement, dated February 22, 2000, by and between Authoriszor Holdings Limited and WRDC Limited regarding credit facility. (Exhibit 10.13)
10.30(5)	Letter Agreement, dated February 22, 2000, by and between Authoriszor Holdings Limited and WRDC Limited regarding credit facility. (Exhibit 10.14)
10.31(6)	Share Sale Agreement, dated as of January 28, 2000, by and between Authoriszor Inc. and Golden Ridge Group Limited. (Exhibit 2.1)
+10.32(7)	Stock Option Agreement, dated as of January 1, 2000, between Authoriszor Inc. and Richard A. Langevin (Exhibit 10.33).
+10.33(7)	Stock Option Agreement, dated as of January 1, 2000, between Authoriszor Inc. and Richard A. Langevin (Exhibit 10.34).
+10.34(7)	Stock Option Agreement, dated as of January 1, 2000, between Authoriszor Inc. and Richard A. Langevin (Exhibit 10.35)

+10.35(7)	Stock Option Agreement, dated as of January 1, 2000, between Authoriszor Inc. and Richard A. Langevin (Exhibit 10.36).
+10.36(7)	Stock Option Agreement, dated as of November 1, 1999, between Authoriszor Inc. and Raymond Seitz (Exhibit 10.37).
10.37(7)	Lease Agreement, dated as of April 28, 2000, between Authoriszor Inc. and Massachusetts Mutual Life Insurance Company (Exhibit 10.38).
10.38(7)	Consulting Agreement, dated as of April 2000, between Authoriszor Inc. and Fred Sawin (Exhibit 10.39).
10.39(7)	Employment Agreement, dated as of March 15, 2000, between Authoriszor Inc. and Ed Vasko (Exhibit 10.40).
10.40(8)	Consulting Agreement, dated July 1, 2000, between Authoriszor Inc. and Commercial Technology Ltd (Exhibit 10.40).
10.41(8)	Reimbursement Agreement, dated September 28, 2000 and effective as of October 1, 1999, between Authoriszor Inc. and Authoriszor Limited (Exhibit 10.41).
+10.42(9)	Letter Agreement, dated as of September 30, 2000, and executed as of October 31, 2000, by and between Authoriszor Inc. and Godfrey S. Shingles (Exhibit 10.1).
+10.43(9)	Letter of Employment, dated October 16, 2000, by and between Authoriszor Inc. and Alec P. Karys (Exhibit 10.2).
+10.44(9)	Letter of Employment, dated October 4, 2000, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.3).
10.45(9)	Consulting Agreement, dated July 21, 2000, by and between Authoriszor Inc. and Edward F. Rogers (Exhibit 10.4).
+10.46(10)	Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan.
+10.47(7)	Letter of Employment, dated May 1, 2000, by and between Authoriszor Inc. and Fred Sawin (Exhibit 10.39)
+10.48(11)	Severance and Release Agreement, dated as of January 29, 2001, by and between Authoriszor Inc. and Richard A. Langevin.
+10.49(11)	Stock Option Agreement, dated as of January 31, 2000, by and between Authoriszor Inc. and Richard A. Langevin.
+10.50(12)

Service Agreement, dated as of May 8, 2001, by and among Authoriszor Inc. and Garcia Hanson. Form of Stock Option Agreement, dated as of May 8, 2001, by and between the Authoriszor Inc. and each of the former holders of WRDC Options (Exhibit 10.1).

+10.51(12)	Form of Stock Option Agreement, dated as of May 8, 2001, by and between the Authoriszor Inc. and each of the former holders of WRDC Options (Exhibit 10.2).
10.52†	Sublease Agreement, effective as of July 1, 2001, by and between Authoriszor Inc. and Directech, Inc.
+10.53†	Stock Option Agreement, dated as of October 7, 2000, by and between Authoriszor Inc. and Paul Ayres.
+10.54†	Stock Option Agreement, dated as of October 16, 2000, by and between Authoriszor Inc. and Alec Karys.
+10.55†	Stock Option Agreement, dated as of November 10, 2000, by and between Authoriszor Inc. and Don Box.
+10.56†	Stock Option Agreement, dated as of October 18, 2000, by and between Authoriszor Inc. and Geoff Shingles.
+10.57†	Form of Stock Option Agreement by and between Authoriszor Inc. and various employees with respect to the Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan.
+10.58†	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Paul Ayres.
+10.59†	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Andrew Cussons.
+10.60†	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Alec Karys.
+10.61(16)	Stock Option Agreement, dated as of July 3, 2001, by and between Authoriszor Inc. and S. Ashton (Exhibit 10.1)
+10.62(17)	Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.)
+10.63(17)	Compromise Agreement, dated as of March 29, 2002, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.2)

+10.64(17)	Consultancy Agreement, dated as of May 23, 2002, by and between Authoriszor Inc. and Utilis Ventures Limited (Exhibit 10.3)
+10.65(17)	Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Andrew Cussons (Exhibit 10.4)
+10.66(17)	Compromise Agreement, dated as of March 29, 2001, by and between Authoriszor Inc. and Andrew Cussons (Exhibit 10.5)
10.67(17)	License and Distribution Agreement, by and between Authoriszor Inc. and Sanford Technologies, Inc. dated as of March 25, 2002, and supplental letter, dated May 9, 2002 (Exhibit 10.6)
10.68(18)	Investment Agreement, dated as of July 18, 2002, by and among Authoriszor Inc., Authoriszor Holdings Limited, Roy Williams, Garcia Hanson, Zalcany Limited and Nobelpoint Limited (Exhibit 2.4)
10.69(18) †	Articles of Association of Authoriszor Holdings Limited (Exhibit 2.2)

31.2	Certification pursuant to Rules 13a – 14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                                          Filed herewith.

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

(15)                            Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on January 30, 2002.

(16)                            Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB filed by us with the Securities and Exchange Commission in November 14, 2001.

(17)                            Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB filed by us with the Securities and Exchange Commission on June 24, 2002.

(18)                            Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on August 2, 2002.