Form 10QSB
period 2002-09-30
AUTHORISZOR INC
filed 2004-11-29
CIK 850083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

Commission File No. 000-27869

AUTHORISZOR INC.

(Exact name of registrant as specified in charter)

Delaware	75-2661571
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

First Floor, Ebor Court, Westgate, Leeds	LS1 4ND
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:  (+44) 113-245-4788

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☐     NO   ☒

As of October 25, 2004 there were 20,768,511 shares of the common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES   ☐     NO   ☒

AUTHORISZOR INC.

September 30, 2002

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet as of September 30, 2002 (unaudited)

Statement of Operations for the three months ended September 30, 2002 and Consolidated Statement of Operations for the three months ended September 30, 2001 (unaudited)

Statement of Cash Flows for the three months ended September 30, 2002 and Consolidated Statement of Cash Flows for the three months ended September 30, 2001 (unaudited)

Notes to Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis and Plan of Operation

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K.

SIGNATURES
INDEX TO EXHIBITS

i

AUTHORISZOR INC.

BALANCE SHEET

September 30, 2002
(unaudited)
$
ASSETS
Cash	39,196

Prepaid expenses	250,857

Total current assets	290,053

Computer and office equipment, net of accumulated depreciation	5,256
Investment in WRDCLogsys Ltd ,adjusted for equity in earnings or losses, at impaired value	26,000

31,256
TOTAL ASSETS	$321,309

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and other liabilities	181,935
Accrued liabilities	768,084

Amounts due to affiliates	176,271
Total current liabilities	1,126,290

Cumulative redeemable preferred stock, $0.01 par value, 376,928 shares issued at $2.00 redemption value	753,856

Stockholders’ Deficiency
Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 20,768,511	207,686
Additional paid-in capital	36,903,135

Accumulated deficit	-38,669,658
Total stockholders’ deficiency	-1,558,837
Total liabilities and stockholders’ deficiency	$321,309

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,
	2002	2001

	$	$

Net sales	0	1,934,260
Cost of sales	0	606,857
Gross profit	00	1,327,403

Operating expenses
Marketing and advertising	0	42,588
Administrative	201,541	3,078,365
Total operating expenses	201,541	3,120,953
Operating loss	-201,541	-1,793,550

Other income (expense)
Interest income, net	48	87,870
Gain/(loss) on sale of investments	0	283,018
Currency transaction gains (losses)	0	154,186
Other income	2,302	0
Gain on amounts to affiliates, previously written off	579,109	0

Equity in earnings from affiliates	26,000	0
Total other income (expense), net	607,460	525,074
Net profit/(loss)	405,918	-1,268,476

Preferred stock dividend	24,998	0
Net loss attributable to stockholders	$380,920	$-1,268,476

Weighted average shares outstanding:

Basic and diluted	20,768,511	18,456,698

Profit/(Loss) per common share:
Basic and diluted	$0.02	$(0.07)

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months Ended September 30,
	2002	2001

	$	$
Cash flows used in operating activities
Net profit/(loss) during the period	380,920	-1268476
Adjustments to reconcile net loss to net cash provided in operating activities:

Issuance of stock and stock options in exchange for services	0	7,000
Change in ownership of WRDCLogsys Ltd	(579,109)	0
Equity in earnings in WRDCLogsys Ltd	-26,000	0

Gain on sale of investments	0	-283,018
Depreciation and amortization	415	244,039

Changes in operating assets and liabilities	297,946	(1,031,775)

Net cash provided in operating activities	74,172	-2,332,230

Cash flows (used in) provided by investing activities
Acquisition of equipment	0	-4,640
Sale of investments	0	793,948
Investment in WRDC AG	0	-28,681
Investment in Logsys Solutions Ltd	0	-1,311,350
Investment in PAD (London) Ltd	0	-41,754
Purchase of intangible assets	0	-28,257
Increase in restricted bank deposits	0	-5,782

Net cash flows (used in) provided by investing activities	0	-626,516

Cash flows (used in) provided by financing activities:
Payments on capital leases	0	-4,941
Redemption of preferred stock	-229,919
Increase in bank overdraft	0	302,751
Net cash flows (used in) provided by financing activities	-229,919	297,810

Effect of exchange rate changes on cash	0	-241,734
Decrease in cash and cash equivalents	-155,747	-2,902,670
Cash and cash equivalents at beginning of period	194,943	9,340,029
Cash and cash equivalents at end of period	$39,196	$6,437,359

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$48	$20,783

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

NOTE A – BASIS OF PREPARATION

The financial statements of Authoriszor Inc. (the “Company”) contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  In the opinion of management, all adjustments necessary for a fair presentation of the financial statements have been made.  All such adjustments, in the opinion of management, are of a normal recurring nature.  The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the interim reporting rules of the SEC.  The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of June 30, 2002, included in the Company’s Form 10-KSB.

NOTE B – DIVESTITURE OF OWNERSHIP AND SETTLEMENT OF CLAIMS

On July 18, 2002, the Company consummated an investment agreement (the “Investment Agreement’), dated as of July 18th, 2002, with Authoriszor Holdings Limited (“AHL”), Roy Williams (“Williams”); Garcia Hanson (“Hanson”), Zalcany Limited (“Zalcany”) and Noblepoint Limited (“Noblepoint,”) and collectively with Williams, Hanson and Zalcany, (the “Investors”), pursuant to which the Company transferred its capital stock in WRDC Ltd (“WRDC”), which constituted approximately 69.7% of the outstanding shares of capital stock of WRDC, and its capital stock in Authoriszor Ltd. (“AL”), which constituted approximately 74.8% of the outstanding shares of capital stock of AL, to AHL for a nominal sum and the Investors purchased Preferred Ordinary Shares of AHL (the “AHL Preferred Shares”), a subsidiary of the Company, for an aggregate purchase price of £574,994.94 ($902,684.56).  As a result, the Company’s equity interest in AHL, which was in the form of ordinary shares of AHL (the “AHL Ordinary Shares”), decreased from 100% to 35%.  AHL owns all of the capital stock of WRDC Limited (“WRDC”), Authoriszor Ltd., Logsys Solutions Limited (“Logsys”) and, indirectly through WRDC, over 75% of the stock of PAD (London) Limited and WRDC AG.  For additional information concerning the Investment Agreement and the related transactions, please see the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2002.

In connection with this transaction, the Board of Directors of the Company adopted resolutions pursuant to Rule 3a-2 (a)(2) of the Investment Company Act of 1940 (the “40 Act”) for the Company to be treated as a transient investment company under the 40 Act. These resolutions evidenced the Company’s intent to be engaged as soon as is reasonably possible (but in no event later than one year) in a business other than owning or holding securities.

Following the Investment Agreement of July 18, 2002 our financial ability to meet our creditor obligations worsened significantly because our sub-tenant defaulted on the rental agreement for the premises we leased in Burlington, Massachusetts.  Prior to this increased liability, management believed that we would be able to satisfy our financial obligations.

Once it became clear that this might not be the case we entered into a series of Settlement Agreements and Pledge Agreements dated March, April and May of 2003, which provided the creditors of the Company set out in the table below (the “Creditors”), with a continuing and unconditional security interest in all of the stock held by the Company in WRDCLogsys Ltd, to secure the prompt, timely and complete payment of all obligations and liabilities the Company has to the creditors. The Pledge Agreements remain in force until the earlier of the payment in full of the debt within 100 days from the date of signature of the pledge agreement, or the creditors’ realization of the collateral provided.

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

Creditor	Amount Owed	No. of Shares Pledged as Security
Alec Karys (former employee	$26,130	152,221
Decherts (Lawyers)	$53,479	311,546
Massachusetts Mutual Life Insurance Company	$475,000	2,767,112
UK Consortium	$618,892	7,210,713
Totals	$1,173,501	10,441,592

In addition, on May 2, 2003, $618,892.24 of debt owing by the Company to AHL was assigned to a consortium of investors (UK Consortium), which included Pelican Capital Limited, of which Ian McNeill, a director of AHL and WRDCLogsys Ltd is the controlling party... The proposal has been for The Company to settle the debt it owes to WRDC Logsys, by moving shares to this consortium because of the provisions of Section 151 of the UK Companies Act 1985, in which it would be deemed illegal for a company to receive it’s own shares in settlement of a debt, and would be considered “financial assistance” under the provisions of that Act

The Company defaulted on the obligations owing under the agreements during July and August 2003. As a result, the Creditors called up their shares based on the provisions of the agreements, and The Company no longer has a minority ownership interest in WRDCLogsys Ltd., as these shares are now held by the Creditors.  The call was made by Massachusetts Mutual on July 18, 2003, WRDCLogsys Ltd on August 12, 2003, Alec Karys on October 16, 2003 and Decherts on March 10, 2004, but the transactions have been reflected in the financial statements at the date of each pledge, as the transaction became irrevocable at that date.

NOTE C – COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30, 2002

	2002	2001
Foreign currency translation Adjustment	$0	$-189,859

Reclassifications of gains on available-for-sale securities	0	364,725
Net gain/(loss)	380,920	-1,268,476
Comprehensive loss	$380,920	$-1,823,060

NOTE D  - NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share are computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable as a result of the exercise of stock options and warrants.  A total of 2,328,752 potentially dilutive securities for the three months ended September 30, 2002 and 3,233,913 for the three months ended September 30, 2001 have not been included because their inclusion would not have a dilutive effect.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

The following description of “Management’s Discussion and Analysis or Plan of Operation” constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act, and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  The words “expect,” “estimate,” “anticipate,” “predict,” “believes,” “plan,” “seek,” “objective” and similar expressions are intended to identify forward-looking statements.  Important factors that could cause our actual results, performance or achievement to differ materially from our expectations include the following:

•                  one or more of the assumptions or other cautionary factors discussed in connection with particular forward-looking statements or elsewhere in this Form 10-QSB prove not to be accurate;

•                  errors in our cost estimates and cost overruns;

•                  our inability to obtain financing for general operations and for the marketing of our products, including, without limitation, as a result of being delisted from the NASDAQ National Market System (“NASDAQ NMS”);

•                  if we experience unanticipated problems and/or force majeure events (including, but not limited to, accidents, fires, acts of God or terrorism, etc.), or we are adversely affected by problems of our suppliers, shippers, customers or others;

•                  if we experience additional currency translation losses due to the continued decline of the UK pound sterling versus the U.S. dollar;

Finally, we note that the events and matters covered in this report speak as of the date of this report (September 30, 2002) although this report is being filed at a date later than this. Events and matters after this date are covered in our reports after this date.

Critical Accounting Policies

Use of estimates in financial statements

In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

Results of Operations

Change in Reporting

As a result of the Investment Agreement consummated on July 18, 2002, the Company changed it’s method of accounting for it’s subsidiaries from consolidation, to the equity method, as it’s ownership changed from 100% to 35%.

The following is a discussion of the results of operations for the three months ended, September 30, 2002 compared with the three months ended September 30, 2001.

Revenues and cost of revenues

There are no revenues and cost of revenues for the three months ended September 30, as revenues and cost of revenues are generated by WRDCLogsys Ltd and its subsidiaries, which are now accounted for under the equity method.

Expenses

Marketing and advertising costs for the three months ended September 30, 2002 were reduced by $42,588.  This reduction is attributable primarily to the change in ownership of WRDCLogsys Ltd.

Administrative expenses in the three months ended September 30, 2001 consisted primarily of salaries and benefits paid to our employees, related travel costs, occupancy and office costs, and severance costs as a result of the continued implementation of management’s revised business plan. Following the restructuring of the group which took place on July 18, 2002 administration expenses now relate only to the cost the US operation and are significantly reduced.

Other Income and Expense

Interest income for the three months ended September 30, 2002 was $87,822 less than for the three months ended September 30, 2001.  This reduction is primarily a result of our significantly reduced cash balances during this period.

Gain on sale of investments for the three months ended September 30, 2001 was $1 by the sale of marketable securities.

WRDCLogsys generated income of $75,000 in the three months ended September 30, 2002 and Authoriszor Inc’s share of this revenue ($26,000) is shown as other income. There was no such income in the previous period as the results of WRDCLogsys and its subsidiaries were consolidated into the Company’s results.

There was a gain of $579,108 arising in the three months ended September 30, 2002 from the repayment of certain balances due from affiliates which had been fully provided for at June 30, 2002, when these were intercompany balances. There was no such gain in the previous year.

Financing Management’s Plan of Operation

As first reported in the Quarterly Report for the quarter ending December 31st 2001, further funds were required by the Company in order to avoid a severe curtailment of our operations.  During the 3 months between November 2001 and February 2002, the management team spent some considerable time seeking funds from the financial markets but failed to secure.  Accordingly, management executed a further round of overhead cuts and intensified its efforts to seek working capital funds from suitable sources.

Notwithstanding these efforts, management believed that, without additional equity investment or bank facility in place, our existing cash resources and cash flow (if any) from operations would have been insufficient to meet our working capital requirements going forwards.

As we have found it virtually impossible to gain an audience with funding sources, despite many attempts our Board decided to investigate entering into other agreements which led to the Investment Agreement of July 18, 2002 described below.

Alternative models to place secured funds were considered by the Board of Directors.  After consultations with banks and potential investors originally, the Board of Directors determined that most of the funds secured under the Investment Agreement should be provided to AHL rather than Authoriszor Inc as lenders felt it was a more secure vehicle for funds introduced.

On July 18, 2002 therefore, we consummated an investment agreement (the “Investment Agreement”), dated as of July 18, 2002, with Authoriszor Holdings Limited (“AHL”), Roy Williams (“Williams”), Garcia Hanson (“Hanson”), Zalcany Limited (“Zalcany”) and Nobelpoint Limited (“Nobelpoint”) and collectively with Williams, Hanson, and Zalcany, (the “Investors”), pursuant to which we transferred our capital stock in WRDC Ltd (“WRDC”), which constituted approximately 69.7% of the outstanding shares of capital stock of WRDC, and its capital stock in Authoriszor Ltd. (“AL”), which constituted approximately 74.8% of the outstanding shares of capital stock of AL, to AHL for a nominal sum and the Investors purchased Preferred Ordinary Shares of AHL (the “AHL

Preferred Shares”), a subsidiary of ours, for an aggregate purchase price of £574,994 ($902,684).  As a result, our equity interest in AHL, which is in the form of ordinary shares of AHL (the “AHL Ordinary Shares”), has decreased from 100% to 35%. As part of the business terms of the transaction, the Investors required that, effective as of the date of the consummation of the Investment Agreement, AHL own all of the capital stock of WRDC Limited (“WRDC”), Authoriszor Ltd. (“AL”), Logsys Limited, and indirectly through WRDC, over 75% of the stock of PAD (London) Limited and WRDC AG.  As a result, we transferred the shares of WRDC and AL that it owned to AHL for nominal consideration.

The Investment Agreement restricts AHL from making payments to us without the consent of the Investors; however, approximately $68,992 of the investment proceeds were paid to us by AHL in payment of certain inter-company indebtedness.  In connection with this transaction, we redeemed 117,742.5 shares of our Series A Cumulative Redeemable Preferred Stock owned by Hanson, the Chief Executive Officer of the Company and AHL, for the aggregate redemption price set forth in the Series A Preferred Stock designations of $235,485. Hanson utilized all the proceeds from the redemption to purchase AHL Ordinary Shares.  The Investment Agreement also prohibits AHL from issuing shares of its stock without the consent of the Investors, except that AHL may issue a certain number of additional shares (the “Additional Shares”) at a purchase price not less than the price paid by the Investors.  If all the Additional Shares are issued, our equity interest in AHL would be reduced to 32.4%.  The Investment Agreement provides that the board of directors of AHL shall consist of not more than four persons, including two persons nominated by the Investors.  The current members of the board of directors of AHL are Hanson, Ian McNeill, and Peter Hughes.  We do not have the right to nominate a director.

Further information concerning the Investment Agreement and the related transaction may be found in the Company’s Form 8-K dated July 18, 2002.  The powers, preferences and rights of the AHL Ordinary Shares and AHL Preferred Shares are set forth in the Articles of Association of AHL (“AHL Articles”), which is filed as Exhibit 2.2, to that Current Report.  The AHL Articles contain a right of first refusal provision that grants to any shareholder of AHL, which currently consists of the Company and the Investors (collectively, the “AHL Shareholders”), the first right to purchase the shares of AHL that another AHL Shareholder desires to sell to a third-party.  The price of such purchase will be determined by either mutual agreement between the directors of AHL and the transferring AHL Shareholder or by an independent accountant.

The proposed financing has been used to eliminate the inter-company indebtedness of AHL to the Company in the amount of approximately $130,064.    In an effort to maximize our value to our stockholders our Board has continued (i) to explore the possibility of distributing shares of AHL held by the Company to the stockholders of the Company, (ii) to seek a UK listing to raise funds, and (iii) to seek a purchaser for the Company if it becomes a US public shell company.

As a result of the Investment Agreement, 60% of all claims made by each creditor of the Company, had been met the remaining sums owing were in the amount of approximately $140,000.  However after the execution of the Investment Agreement, a large contingent liability had arisen to the landlord of the former offices in Burlington, Massachusetts, the Massachusetts Mutual Life Insurance Company.  These offices had been sublet by our previous management in 2001 to Directech Inc.  However Directech’s principle customer was WorldCom and as a result of WorldCom’s status, Directech defaulted both on its rent, and the renewal of the annual rent guarantee owing under the lease.  Consequently the landlord had drawn a letter of credit that had been made by us in the amount of $220,000 and we faced a further liability of approximately $425,000.

In view of the change of scale of the potential indebtedness, the Board of Directors entered into the pledge arrangements described above in Note F to the Financial Statements.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

PART II.                                                OTHER INFORMATION

Item 1.   Legal Proceedings.

A ‘letter before action’ has been sent to Reveda Limited on July 23, 2002 in respect of £190,000 owed to the Company, and now considered a bad debt.

The action against Stewart Leslie Ashton has been stayed in lieu of an agreement reached whereby he is working on sales related matters in relation to sales and recovery of the debt from Reveda Limited.

Item 2.   Changes in Securities.

(a)                    None

(b)                   None

(c)                    During the quarter ended September 30, 2002, we have issued the following securities in transactions not registered under the Securities Act:

Please see Item 1 of this report, which describes that we entered into an Investment Agreement dated July 18, 2002, the details of which are set forth in Item 1 of this report and in our current report on Form 8-K dated July 18, 2002.

Item 3.   Default Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

Board resignations were received on September 2, 2002 from Raymond Seitz, Jim Jackson, Sir Malcolm Rifkind and Geoff Shingles.  Our remaining Board is comprised of Garcia J. Hanson, our Chief Executive Officer, Chief Financial Officer and Secretary of the Company, Paul Ayers and Don Box.

Item 6.                                                           Exhibits and Reports on Form 8-K.

We filed a report on Form 8-K to disclose under Item 2 our entry into the Investment Agreement dated July 18, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHORISZOR INC.
(Registrant)

Date:	29 November 2004	By:	/s/ Garcia Hanson
Garcia Hanson
Chief Executive Officer,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are furnished in accordance with Item 601 of Regulation S-B.

2.1†	Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, WRDC Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.5).
2.2†	Side Letter to the Deed of Agreement, dated as of December 4, 2001, by and among Authoriszor Inc., Authoriszor Holdings Limited, Garcia Hanson and Brian Edmondson (Exhibit 2.6).
2.3††

Investment Agreement, dated as of July 18th, 2002, by and among Authoriszor Inc., Authoriszor Holdings Limited, Roy Williams, Garcia Hanson, Zalcany Limited and Noblepoint Limited.  The Business Plan referenced in the Investment Agreement has been omitted pursuant to Item 601(b) (2) of Regulation SB.

2.4††	Articles of Association of Authoriszor Holdings Limited.
4.1†	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions of the Series A Cumulative Redeemable Preferred Stock of Authoriszor Inc (Exhibit 4.1).
31.2	Certification pursuant to Rules 13a – 14(a) and 15(d)- 14(a) promulgated under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                                          Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K/A, field with the SEC on January 30, 2002.

††                                    Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K filed with the SEC on July 18, 2002.

REPORTS ON FORM 8-K

1.                                       We filed a Current Report on Form 8-K with the SEC on July 18, 2002, reporting the acquisition Investment Agreement described in this report.