Form 10QSB
period 2002-12-31
AUTHORISZOR INC
filed 2004-11-29
CIK 850083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2002

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

December 31, 2002

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet as of December 31, 2002 (unaudited)

Statements of Operations for the three and six months ended December 31, 2002 and Consolidated Statements of Operations for the three and six months ended December 31, 2001 (unaudited)

Statements of Cash Flows for the six months ended December 31, 2002 and Consolidated Statements of Cash Flows for the six months ended December 31, 2001 (unaudited)

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

SIGNATURES
INDEX TO EXHIBITS

i

AUTHORISZOR INC. BALANCE SHEET

December 31, 2002
(unaudited) $
ASSETS
Cash	4,418

Prepaid expenses	145,239

Total current assets	$149,657

Computer and office equipment, net of accumulated depreciation	4,841
Investment in WRDCLogsys Ltd ,adjusted for equity in earnings or losses, at impaired value	71,000

75,841
TOTAL ASSETS	$225,498

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and other liabilities	609,088
Accrued liabilities	689,820

Total current liabilities	1,298,908

Cumulative redeemable preferred stock, $0.01 par value,376928shares issued at $2.00 redemption value	753,856

Stockholders’ Deficiency
Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 20,768,511 shares at December 31, 2002	207,686
Additional paid-in capital	36,903,135
Accumulated other comprehensive income:

Accumulated deficit	-38,938,087
Total stockholders’ deficiency	-1,827,266
Total liabilities and stockholders’ deficiency	$225,498

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2002	2001	2002	2001
	$	$	$	$

Net sales	0	2,132,760	0	4,067,020
Cost of sales	0	736,009	0	1,342,866
Gross profit	0	1,396,751	0	2,724,154

Operating expenses
Marketing and advertising	0	87,010	0	129,598
Administrative	295,009	3,422,595	496,553	6,342,323
Total operating expenses	295,009	3,509,605	496,553	6,471,921
Operating loss	-295,009	(2,112,854)	-496,553	-3,747,767

Other income (expense)
Interest income, net	15	36,374	64	124,244
Gain on sale of investments	0	0	0	283,018
Currency transaction gains	0	-27,529	0	126,657

Goodwill amortization	0	-158,637	0	-317,274

Other income	411	—	2,713	0
Gain on amounts due to affiliates, previously written off	0	0	579,111	0
Equity in earnings of affiliates	45,000	0	71,000	0
Total other income (expense), net	45,426	-149,792	652,888	216,645
Net income	-249,583	(2,262,646)	156,335	-3,531,122

Preferred stock dividend	-18,846	-6,497	-43,845	6,497
Net income attributable to stockholders	$-268,429	$-2,269,143	$112,490	$-3,537,619

Weighted average shares outstanding:

Basic and diluted	20,768,511	18,988,038	20,768,511	18,760,321

Income per common share:
Basic and diluted	$(0.01)	$(0.12)	$0.01	$(0.19)

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months Ended December 31,
	2002	2001
	$	$
Cash flows from operating activities
Net loss during the period	112,490	-3,537,619
Adjustments to reconcile net loss to net cash provided in operating activities:

Issuance of stock and stock options in exchange for services	0	7,000
Change in ownership of WRDCLogsys Ltd	(579,109)	0

Equity in earnings in affiliates	-71,000	0

Gain on sale of investments	0	-283,018
Depreciation and amortization	829	520,640

Changes in operating assets and liabilities	576,186	(2,394,686)

Net cash (used) in operating activities	39,396	-5,687,683

Cash flows provided from investing activities
Acquisition of equipment	0	-35,255
Sale of investments	0	793,948
Investment in WRDC	0	-1,234,560
Investment in Logsys	0	-1,372,610
Purchase of intangible assets	0	-28,257
Increase in restricted bank deposits	0	1,279,477

Net cash flows used in investing activities	0	-599,257

Cash flows from financing activities:
Payments on capital leases	0	-22,595
Redemption of preferred stock	-229,919	0
Net cash flows (used in) provided by financing activities	-229,919	-22,595

Effect of exchange rate changes on cash	0	-371,423
Decrease in cash and cash equivalents	-190,525	-6,680,958
Cash and cash equivalents at beginning of period	194,943	9,340,029
Cash and cash equivalents at end of period	$4,418	$265,9071

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$15	$31,342

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the interim reporting rules of the SEC.  The interim financial statements should be read in conjunction with the audited consolidated financial statements and related notes as of June 30, 2002, included in the Company’s Form 10-KSB, as amended by the Company’s Form 10-KSB/A.

NOTE B – COMPREHENSIVE INCOME (LOSS)

	Three months ended December 31,		Six months ended December 31,
	2002	2001	2002	2001
Foreign currency translation
Adjustment	$0	$-129,689	$0	$-319,548

Net gain/(loss)	-268,429	-2,269,143	112,490	-3,537,619

Comprehensive loss	$-268,429	$-2,398,832	$112,490	$-3,857,167

NOTE C  - NET INCOME (LOSS) PER COMMON SHARE

Basic earnings per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur from common shares issuable as a result of the exercise of stock options and warrants.  A total of 2,328,752 potentially dilutive securities for the six months ended December 31, 2002 and 3,233,913 for the six months ended December 31, 2001 have not been included because their inclusion would not have a dilutive effect.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

All matters stated in this report are stated as of the date of this report, which is December 31, 2002, even though this Report has been filed at a later time.  Except as otherwise noted herein, events that have taken place after December 31, 2002, are covered in our filings after this date.

The following description of “Management’s Discussion and Analysis or Plan of Operation” constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act” ), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  The words “expect,” “estimate,” “anticipate,” “predict,” “believes,” “plan,” “seek,” “objective” and similar expressions are intended to identify forward-looking statements.  Important factors that could cause our actual results, performance or achievement to differ materially from our expectations include the following:

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

The following is a discussion of the results of operations for the three and six months ended December 31, 2002 compared with the three and six months ended December 31, 2001.

Revenues and Cost of Revenues

There are no revenues and cost of revenues for the three months ended September 30, as revenues and cost of revenues are generated by WRDCLogsys Ltd and its subsidiaries, which are now accounted for under the equity method.

Expenses

Marketing and advertising costs for the three and six months ended December 31, 2002 were reduced by $87,010 and $129,598, respectively.  This reduction is attributable primarily to the change in ownership of WRDCLogsys Ltd.

Administrative expenses in the three and six months ended December 31, 2001 consisted primarily of salaries and benefits paid to our employees, related travel costs, occupancy and office costs, and severance costs as a result of the continued implementation of management’s revised business plan. Following the restructuring of the group which took place on July 18, 2002 administration expenses now relate only to the cost the US operation and are significantly reduced.

Other Income and Expense

Interest income for the three and six months ended December 31, 2002 was$36,359 and $124,181 less than for the three and nine months ended December 31, 2001 respectively.  This reduction is primarily a result of our significantly reduced cash balances during such periods.

Gain on sale of investments for the six months ended December 31, 2002 was $1, compared to a gain of $283,018 for the same period a year ago.  The gain is a result of the disposal of 65% of our shareholding in WRDCLogsys Ltd. which was fully provided for at 30 June 2002.

WRDCLogsys generated income of $138,000 and $215,000 in the three and six months ended December 31, 2002 respectively and Authoriszor Inc’s share of this revenue ($45,000 and $71,000 respectively) is shown as other income. There was no such income in the previous period as the results of WRDCLogsys and its subsidiaries were consolidated into Auth Inc’s results.

There was a gain of $579,108 in the three and six months ended December 31, 2002, arising from the repayment of certain balances due to affiliates which had been fully provided for at June 30, 2002 when these were intercompany balances. There was no such gain in the previous year.

We have no other income or expenses and we hold no investments as of the date of this report.

Financing Management’s Plan of Operation

During the intervening period, the Board of Directors has considered various options for the Company and in particular the increased indebtedness to the Landlord of the Company’s former offices in Burlington arising from the default of the Company’s former sub-tenant. Such is the scale of this contingent liability (in the region of $900,000), that positive action is required to preserve the Company’s stability and options for the future.

It was further researched therefore in the intervening period to determine whether a buyer could be sought for the stock that the Company held in WRDCLogsys ltd from which any funds could be used to mitigate the Landlord creditor. However nothing has materialized to date. The Board of Directors through consultation with the Company’s counsel therefore determined that the elimination of this remaining and much larger indebtedness could take the form of a pledge of the remaining assets of the Company as security for the Company’s indebtedness as the best possible result for the Company’s creditors and provide further stability for the Company going forwards.

In addition, the substantial legal and accounting costs of maintaining the Company’s SEC filings are also now a major problem in view of the Company’s lack of cash or investment funds. The Company therefore faces problems maintaining the requirements of the SEC in relation to the preparation and submission of filings.

The Board of Directors has therefore considered both a sale of the Company and the option to de-register itself from the provisions of the 1934 Act. These investigations will continue in the ensuing period.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

PART II.                OTHER INFORMATION

Item 1.   Legal Proceedings.

Proceedings have been issued against Reveda Limited during October in respect of $345,000 owed to the Company.

Item 2.   Changes in Securities.

(a)     None

(b)     None

(c)     None

Item 3.   Default Upon Senior Securities.

None

Item 4.   Submission of Matters to a Vote of Security Holders.

None

Item 5.   Other Information.

None.

Item 6.                    Exhibits and Reports on Form 8-K.

None.

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

None.