Form 10QSB
period 2003-03-31
AUTHORISZOR INC
filed 2004-11-29
CIK 850083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2003

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

March 31, 2003

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheet as of March 31, 2003 (unaudited)

Statements of Operations for the three and nine months Ended March 31, 2003 and Consolidated Statements of Operations for the three and nine months ended March 31, 2002 (unaudited)

Statements of Cash Flows for the nine months ended March 31, 2003 and Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 (unaudited)

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

SIGNATURES
INDEX TO EXHIBITS

i

AUTHORISZOR INC. BALANCE SHEET

March 31, 2003
(unaudited) $
ASSETS
Cash	4,592

Prepaid expenses	12,862

Total current assets	17,454

Investment in WRDCLogsys Ltd ,adjusted for equity in earnings or losses, at impaired value	77,909

77,909
TOTAL ASSETS	$95,363

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable and other liabilities	619,414
Accrued liabilities	224,301

Total current liabilities	843,715

Cumulative redeemable preferred stock, $0.01 par value,376928 shares issued at $2.00 redemption value	753,856

Stockholders’ Deficiency
Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 20,768,511 shares at March 31, 2003	207,686
Additional paid-in capital	36,903,135

Accumulated deficit	-38,613,029
Total stockholders’ deficiency	-1,502,208
Total liabilities and stockholders’ deficiency	$95,363

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2003	2002	2003	2002
	$	$	$	$
Net sales	0	1,239,309	0	5,306,329
Cost of sales	0	383,417	0	1,726,283
Gross profit	0	855,892	0	3,580,046

Operating expenses
Marketing and advertising	0	87,723	0	217,321
Administrative	-143,255	3,286,017	639,804	9,628,340
Total operating expenses	-143,255	3,373,740	639,804	9,845,661
Operating loss	-143,255	-2,517,848	-639,804	-6,265,615

Other income (expense)
Interest income, net	11	30,009	75	154,253
Loss on sale of investments	0	0	0	283,018
Currency transaction gains (losses)	0	-16,49	0	110,164
Goodwill amortization	0	-158,249	0	-475,523
Other income	5,240	0	7,952	0
Gain on amounts due to affiliates, previously written off	0	0	579,108	0
Gain in write off of amounts due to creditors	446,909	0	446,909	0
Impairment of goodwill	0	-4,051,612	0	-4,051,612
Equity in earnings of affiliates	35,000	0	106,000	0
Total other income (expense), net	487,160	-4,196,345	1,140,044	-3,979,000
Net income(loss)	343,905	-6,714,193	500,240	-10,245,315

Preferred stock dividend	18,846	-19,491	62,692	-25,988
Net income attributable to stockholders	$325,059	$-6,733,684	$437,548	$-10,271,303

Weighted average shares outstanding:
Basic and diluted	20,768,511	20,721,888	20,768,511	19,362,778

Gain/(Loss) per common share:
Basic and diluted	$0.02	$(0.32)	$0.02	$(0.53)

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months Ended March 31,
	2003	2002
	$	$
Cash flows from operating activities
Net loss during the period	$437,548	$-10,271,303
Adjustments to reconcile net loss to net cash used in operating activities:

Issuance of stock and stock options in exchange for services	0	7,000
Non-cash compensation expense	0	204,188
Equity in earnings in affiliates	-106,000	0
Change in ownership of WRDCLogsys Ltd	(579,109)	0
Pledge of shares to creditors	28,091	0
Gain on sale of investments	0	-283,018
Depreciation and amortization	5,670	765,82
Impairment of goodwill	0	4,040,810
Gain on write off of creditors	(446,909)	0
Changes in operating assets and liabilities	700,279	(2,285,742)

Net cash provided by operating activities	39,570	-7,822,245

Cash flows from investing activities
Acquisition of equipment	0	-64,191
Sale of investments	0	793,948
Investment in WRDC	0	-1,266,887
Investment in Logsys	0	-1,372,610
Purchase of intangible assets	0	-28,257
Reduction (increase) in restricted bank deposits	0	1,481,923
Sale of equipment	0	30,362
Net cash flows used in investing activities	0	-425,712

Cash flows from financing activities:
Payments on capital leases	0	-33,724
Redemption of preferred stock	-229,919	0
Net cash flows used in financing activities	-229,919	-33,724

Effect of exchange rate changes on cash	0	-369,888
Net decrease in cash and cash equivalents	-190,351	-8,651,569
Cash and cash equivalents at beginning of period	194,943	9,340,029
Cash and cash equivalents at end of period	$4,592	$688,460

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$74	$25,521

The accompanying notes are an integral part of these statements.

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

NOTE B – COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Foreign currency translation Adjustment	$0	$-50,018	$0	$-369,566

Net gain/(loss)	325,059	-6,733,684	437,548	-10,271,303
Comprehensive loss	$325,059	$-6,783,702	$437,548	$-10,640,869

NOTE C – NET INCOME (LOSS) PER COMMON SHARE

The Company computes basic income per share based on the weighted average number of common shares outstanding. Diluted income per share is also computed using the weighted average number of common shares outstanding, except if the effect of inclusion of stock options and warrants would not have a dilutive effect. The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Had compensation cost for stock options granted to employees been determined consistent with SFAS 123, the Company’s net income per share would have been as appears in the pro forma amounts indicated in the table next. Note a total of 2,328,752 potentially dilutive securities for the nine months ended March 31, 2003 and 3,233,913 for the nine months ended March 31, 2002 have not been included because their inclusion would not have a dilutive effect.

	Three months ended March 31,		Nine months ended March 31,
	2003	2002	2003	2002
Income (loss) attributable to common stockholders, as reported	$325,059	$-6,733,684	$437,548	$-10,271,303
Deduct: Total stock-based employee compensation expense as determined under fair value based method, net of related tax effect	(358,735)	(424,222)	(1,076,206)	(1,272,665)

Pro forma net loss	$33,676	$-7,157,906	$638,658	$-11,543,968

Basic and Diluted income (loss) per share
As reported	$0.02	$0.32	$0.02	$0.53
Pro forma	$0.00	$-0.35	$0.03	$0.60

Item 2.  Management’s Discussion and Analysis or Plan of Operation

All matters stated in this report are stated as of the date of this report, which is March 31, 2003, even though this Report has been filed at a later time.  Except as otherwise noted herein, events that have taken place after March 31, 2003, are covered in our filings after this date.

The following description of “Management’s Discussion and Analysis or Plan of Operation” constitutes forward-looking statements for purposes of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such involves known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  The words “expect,” “estimate,” “anticipate,” “predict,” “believes,” “plan,” “seek,” “objective” and similar expressions are intended to identify forward-looking statements.  Important factors that could cause our actual results, performance or achievement to differ materially from our expectations include the following:

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

•                  If larger and more established competitors successfully employ their greater financial, marketing and sales resources, name recognition, customer contacts and/or relationships with business and technology partners to gain significant advantages over us;

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

Revenue Recognition

We recognize revenue in accordance with the provisions of Statements of Position 97-2 and 98-9 issued by the American Institute of Certified Public Accountants.  We had no revenues in the periods covered by this report.

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

The following is a discussion of the results of operations for the three and nine months ended March 31, 2003 compared with the three and nine months ended March 31, 2002.

Revenues and Cost of Revenues

There are no revenues and cost of revenues for the three months ended September 30, as revenues and cost of revenues are generated by WRDCLogsys Ltd and its subsidiaries, which are now accounted for under the equity method.

Expenses

Marketing and advertising costs for the three and nine months ended March 31, 2003 were reduced by $87,723 and $217,321, respectively.  This reduction is attributable primarily to the change in ownership of WRDCLogsys Ltd.

Administrative expenses in the three and nine months ended March 31, 2003 consisted primarily of salaries and benefits paid to our employees, related travel costs, occupancy and office costs, and severance costs as a result of the continued implementation of management’s revised business plan.  Following the restructuring of the group which took place on July 18, 2002 our administration expenses now relate only to the cost the US operation and have been significantly reduced.

Other Income and Expense

Interest income for the three and nine months ended March 31, 2003 was $29998 and $154179 less than for the three and nine months ended, March 31, 2002.  This reduction is primarily a result of our significantly reduced cash balances during such periods.

Gain on sale of investments for the nine months ended 31 March, 2003 was $1, compared to a gain of $283,018 for the same period a year ago.  The gain is a result of the disposal of 65% of our shareholding in WRDCLogsys Ltd., which was fully provided for at 30 June 2002.

WRDCLogsys generated income of $108,000 and $320,000 in the three and nine months ended March 31, 2003 respectively and Authoriszor Inc’s share of this revenue ($35,000 and $106,000 respectively) is shown as other income. There was no such income in the previous period as the results of WRDCLogsys and its subsidiaries were consolidated into Auth Inc’s results.

 The settlement and pledge arrangement entered into with creditors in March 2003 (as described in Financing Management’s Plan of Operations) resulted in a gain on pledge of 26.5% of the company’s investment in WRDCLogsys Ltd of $446,909.

Financing Management’s Plan of Operation

Our financial ability to meet our creditor obligations worsened significantly since our sub-tenant defaulted on the rental agreement for the premises we leased in Burlington, Massachusetts.  Prior to this increased liability, we believed that we would be able to satisfy our financial obligations.

Once it became clear that this might not be the case we entered into a series of Settlement Agreements and Pledge Agreements dated March, April and May of 2003, which provided our creditors who are set out in the table below (the “Creditors”), with a continuing and unconditional security interest in all of the stock held by us in WRDCLogsys Limited, to secure the prompt, timely and complete payment of all obligations and liabilities we have to the Creditors. The Pledge Agreements under their terms were to remain in force until the earlier of the payment in full of the debt within 100 days from the date of signature of the pledge agreement, or the Creditors realization of the collateral provided.

The proportion of WRDCLogsys Limited shares pledged is proportional to the amount owed, and in the case of WRDCLogsys Limited all creditors have consented that WRDCLogsys Limited has shares pledged at twice the proportion in view of the cash that has continued to be provided to us by WRDCLogsys Limited.  The Creditors, have consented to receive shares in WRDCLogsys Limited in the following proportions upon a default of our obligations to them:

Creditor	Amount Owed	No. of Shares Pledged as Security
Alec Karys (former employee)	$26,130.06	152,221
Decherts (Lawyers)	$53,479.81	311,546
Massachusetts Mutual Life Insurance Company	$475,000	2,767,112
WRDCLogsys Limited*	$618,892.24	7,210,713
Totals	$1,173,502.11	10,441,592

*In addition, on May 2, 2003, $618,892.24 of debt owed to WRDCLogsys Limited was assigned to a consortium of investors, which included Pelican Capital Limited, which Ian McNeill, a director of Authoriszor Holding Limited and WRDCLogsys Limited is the controlling party of. The proposal has been for us to settle the debt we owe to WRDC Logsys, by transferring shares to this consortium because of the provisions of Section 151 of the UK Companies Act 1985, in which it would be deemed illegal for a company to receive its own shares in settlement of a debt, and would be considered “financial assistance” under the provisions of that Act.

Important Post End of Quarter Events:

We defaulted on our obligations owing under the pledge agreements by the due date, i.e. 100 days from the signing of the Pledge Agreements (March, April and May 2003). As a result, our Creditors called up their shares based on the provisions of the agreements, and we no longer has a minority ownership interest in WRDCLogsys Limited, as these shares are now held by the Creditors.  The call was made by Massachusetts Mutual on July 18, 2003, WRDCLogsys Ltd on August 12, 2003, We expect that Alec Karys and Decherts will call their shares as well.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

N/A

PART II.                OTHER INFORMATION

Item 1.   Legal Proceedings.

In respect of the action against Reveda Limited in the sum of $345,000 owed to the Company, the defendant’s lawyers have demanded that the Company places $135,000 into Court which is an estimate of their costs. We have also learnt informally that Reveda Limited is at or near to liquidations, or at least in a wind down mode.

Item 2.   Changes in Securities.

(a)          None

(b)         None

(c)          During the quarter ended March 31, 2003, we have issued the following securities in transactions not registered under the Securities Act:

None; however we did enter into the Pledge and Settlement Agreements noted in this report.

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

2.4††	Articles of Association of Authoriszor Holdings Limited.
4.1†	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions of the Series A Cumulative Redeemable Preferred Stock of Authoriszor Inc (Exhibit 4.1).
10.1	Settlement and Pledge Agreement dated as of March 24, 2003 with Massachusetts Mutual Life Insurance Company.
10.2	Letter Agreement with The Group dated March 24, 2003.
10.3	Settlement and Pledge Agreement dated as of April 17, 2003 with Decherts.
10.4	Settlement and Pledge Agreement with Alex Karys dated as of April 18, 2003.
31.2	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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