Form 10KSB
period 2003-06-30
AUTHORISZOR INC
filed 2005-03-01
CIK 850083

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒           Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2003

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

State issuer’s revenues for its most recent fiscal year:  $0

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of January 10, 2005 was approximately $143,380.  For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates.  Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of January 10, 2005, there were 20,768,511 shares of the common stock, $0.01 par value, of the Company issued and outstanding.

Transitional Small Business Disclosure Format:   Yes   ☐   No   ☒

AUTHORISZOR INC.

PART I
ITEM 1: DESCRIPTION OF BUSINESS
ITEM 2: DESCRIPTION OF PROPERTIES
ITEM 3: LEGAL PROCEEDINGS
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS INSSUER PRUCHASES OF EQUITY SECURITIES
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
ITEM 7. FINANCIAL STATEMENTS
ITEM 8. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A. CONTROLS AND PROCEDURES.
ITEM 8B. OTHER INFORMATION
PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 10. EXECUTIVE COMPENSATION
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND REALTED MATTERS
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
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

Unless the context otherwise requires, “Authoriszor,” the “Company,” “we,” “our,” “us” and similar expressions refers to Authoriszor Inc., and its predecessors.

This report is being filed late. All matters stated in this report are stated as of the date of this report, which is June 30, 2003, even though this Report has been filed at a later time.  Events that have taken place after June 30, 2003, are covered in our filings after this date based on when they happened.

ITEM 1:  DESCRIPTION OF BUSINESS

History

Our predecessor was incorporated as a Colorado corporation on January 20, 1989 under the name Starlight Acquisitions Inc.  On May 10, 1996, Starlight Acquisitions, it acquired Toucan Mining Plc (then named Toucan Mining Ltd.), incorporated in the Isle of Man, the holding company of a mining group operating in South America.

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

On July 22, 1999, we acquired all of the outstanding capital stock of Authoriszor Limited, which was then named ITIS Technologies Limited, whose, business consisted primarily of developing internet security software.  On August 25, 1999, our name was changed from Toucan Gold Corporation to Authoriszor Inc., and the name of our subsidiary (ITIS Technologies Limited) was changed to Authoriszor Limited

On January 12, 2000, Authoriszor Holdings Limited, our newly created wholly-owned subsidiary, acquired the whole of the issued share capital of Authoriszor Limited as part of an intra-group reorganization.

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

On July 3, 2001, our wholly owned subsidiary, Authoriszor Holdings Limited, initially acquired approximately a 68% interest in Logsys Solutions Limited (Logsys) in exchange for a cash payment of approximately $237,000, and, if certain conditions were met, the issuance of 186,453 shares of our common stock.  These shares were issued in January 2002.  In addition, our ownership interest in Logsys has increased to approximately 99.75% of the outstanding capital stock of Logsys as we have purchased the stock held by certain former Logsys employees in exchange cash payable by us at the same price per share we paid at the time of our initial acquisition of capital stock of Logsys.

In December 2001, we acquired the remaining equity in WRDC increasing our ownership interest to 100% of the outstanding capital stock of WRDC for total consideration equal to the following: (i) $1,236,650 payable in cash, (ii) the issuance of 2,125,360 shares of our common stock, par value $.01 per share, and (iii) the issuance of 389,794 shares of our Series A Cumulative Redeemable Preferred Stock, par value $.01 per share.

As reported in our Form 10-QSB for the quarter ended March 31, 2002, in the absence of additional financing we and our subsidiaries would not have sufficient working capital to continue to operate substantially beyond the end of fiscal year June 30, 2002.

After exploring multiple potential options and strategies, our Board of Directors determined after much deliberation to raise additional working capital through Authoriszor Holdings Limited to satisfy our existing liabilities and, thereby relinquish control of  our Authoriszor Ltd, WRDC and Logsys subsidiaries.

To do this, on July 18, 2002, we consummated an investment agreement (the “Investment Agreement’), with Authoriszor Holdings Limited, Roy Williams, Garcia Hanson, Zalcany Limited and Noblepoint Limited and

collectively with Williams, Hanson and Zalcany, (the “Investors”), pursuant to which we transferred our capital stock in WRDC, which constituted approximately 69.7% of the outstanding shares of capital stock of WRDC, and its capital stock in Authoriszor Limited, which constituted approximately 74.8% of the outstanding shares of capital stock of Authoriszor Limited, to Authoriszor Holdings Limited for a nominal sum and the Investors purchased Preferred Ordinary Shares of Authoriszor Holdings Limited a subsidiary, for an aggregate purchase price of £574,994.94 ($902,684.56).  As a result, our equity interest in Authoriszor Holdings Limited, which was in the form of ordinary shares of Authoriszor Holdings Limited, decreased from 100% to 35%.  Authoriszor Holdings Limited owns all of the capital stock of WRDC, Authoriszor Limited, Logsys Solutions Limited and, indirectly through WRDC, over 75% of the stock of PAD (London) Limited and WRDC AG. On August 1, 2002, Authoriszor Holdings Limited changed its name to WRDCLogsys Limited.

In connection with the Investment Agreement transaction, our Board of Directors adopted resolutions pursuant to Rule 3a-2 (a)(2) of the Investment Company Act of 1940 (the “40 Act”) for the Company to be treated as a transient investment company under the 40 Act. These resolutions evidenced our intent to be engaged as soon as is reasonably possible (but in no event later than one year) in a business other than owning or holding securities. We no longer believe that we are a transient investment company since we no longer own any of the securities of our former subsidiaries and the composition of our assets, and other exemptions contained in the 40 Act.

Following the Investment Agreement of July 18, 2002 our financial ability to meet our creditor obligations worsened significantly because our sub-tenant defaulted on the rental agreement for the premises we leased in Burlington, Massachusetts.  Prior to this increased liability, we believed that we would be able to satisfy our financial obligations.

Once it became clear that this might not be the case we entered into a series of Settlement Agreements and Pledge Agreements dated March, April and May of 2003, which provided our creditors who are set out in the table below (the “Creditors”), with a continuing and unconditional security interest in all of the stock held by us in WRDCLogsys Limited, to secure the prompt, timely and complete payment of all obligations and liabilities we. have to the Creditors. The Pledge Agreements under their terms were to remain in force until the earlier of the payment in full of the debt within 100 days from the date of signature of the pledge agreement, or the Creditors realization of the collateral provided.

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

Creditor	Amount Owed	No. of Shares Pledged as Security
Alec Karys (former employee)	$26,130	152,221
Decherts (Lawyers)	$53,479	311,546
Massachusetts Mutual Life Insurance Company	$475,000	2,767,112
WRDCLogsys Limited*	$618,892	7,210,713
Totals	$1,173,502	10,441,592

*In addition, on May 2, 2003, $618,892 of debt owed to WRDCLogsys Limited was assigned to a consortium of investors, which included Pelican Capital Limited, which Ian McNeill, a director of WRDCLogsys Limited is the controlling party of. The proposal has been for us to settle the debt we owe to WRDC Logsys, by transferring shares to this consortium because of the provisions of Section 151 of the UK Companies Act 1985, in which it would be deemed illegal for a company to receive its own shares in settlement of a debt, and would be considered “financial assistance” under the provisions of that Act.

We defaulted on our obligations owing under the pledge agreements by the due date, i.e. 100 days from the signing of the Pledge Agreements (March, April and May 2003). As a result, our Creditors called up their shares based on the provisions of the agreements, and we no longer have a minority ownership interest in WRDCLogsys Limited, as these shares are now held by the Creditors.  The call was made by Massachusetts Mutual on July 24, 2003,

WRDCLogsys Ltd on August 12, 2003, Alec Karys on October 16, 2003, and Decherts on March 10, 2004.

Overview of the Business

As of the date of this report (June 30, 2003) we no longer own any capital stock of WRDCLogsys Limited or any of WRDCLogsys Limited’s subsidiaries, other than 463,767 shares that have been pledged but not called after our default under the Pledge Agreements.

Research and Development

For the one-year period ending June 30, 2003, neither we nor Authoriszor Holdings Limited incurred any costs of including professional services, directly related to research and development.  No further costs are expected to be incurred.

Employees

As of June 30, 2003 there were no operational staff employed by us on a full-time basis.

ITEM 2:  DESCRIPTION OF PROPERTIES

Facilities

Our executive offices are currently located in the offices of WRDCLogsys Limited in Leeds, England.

In May 2001, we subleased the office space of our prior U.S. headquarters in Burlington, Massachusetts to Directech, Inc. The sublease with Directech called for monthly payments to be made to us in the amount of $31,400 per month, which was substantially equal to the monthly payments and term of our underlying lease.

On July 19, 2002 Directech defaulted on its sublease with us we were told due to their largest customer, WorldCom defaulting on the payment of its debts to Directech.  We entered into discussions with the landlord and Directech with the objective of resolving this matter, but Directech has not able to make any further payments on the sublease since its default on the lease.

The landlord drew down on our letter of credit that we had supporting the lease of $220,000 in September 2002 as payment of rentals in advance for part of the period remaining under the lease and we entered into a series of Settlement Agreements and Pledge Agreements described in Item 1 of this report, which provided our landlord, Massachusetts Mutual Life with a continuing and unconditional security interest in all of the stock held by us in WRDCLogsys Limited, to secure the prompt, timely and complete payment of all obligations and liabilities we had to it.

Investment Policies

We have no funds to invest and no current investment policy as a result.

ITEM 3:  LEGAL PROCEEDINGS

On May 14, 2002, Authoriszor Holdings Limited served a writ in the Leeds District Registry in the United Kingdom upon the former owners of Logsys Solutions Limited (Mr. Stewart Lesley Ashton and Logsys Holdings Limited) in the sum of approximately $950,000 relating to certain indemnities that we allege were covered and provided for in the Sale and Purchase agreement, dated July 3, 2001, relating to the acquisition of Logsys Solutions Limited, which includes an amount of $345,000 relating to software development work carried out for a major client. Legal expenses with regard to this action may be significant.

On August 8, 2002, with the consent of the parties, the Court ordered a six month stay of the proceedings.   The proceedings will not be re-instated if certain agreed obligations are performed by Mr. Stewart Leslie Ashton and/or Logsys Holdings Limited for the benefit of Authoriszor Holdings Limited and/or Logsys Solutions Limited by February 1, 2003.

Based on the advice of counsel, the Board determined that no further actions were to be taken in view of the uncertainty and mounting costs involved. Therefore on April 8, 2003 a ‘drop hands’ agreement was reached between both parties.

 A ‘letter before action’ had been sent to Reveda Limited on July 23, 2002 in respect of $345,000 owed to the Authoriszor Holdings Limited, and now considered a bad debt and a writ was subsequently issued against Reveda Limited on November 1, 2002 in respect of the amount owing to us.

In respect of this action and on January 13, 2003 the defendant’s lawyers demanded that the Authoriszor Holdings Limited place $135,000 into Court which was an estimate of their costs. At this time we had also learnt informally that Reveda Limited was at or near to liquidations, or at least in a wind down mode.

In light of these facts and based on the advice of counsel, the Board determined that no further actions were to be taken.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There have been no matters submitted for vote to the security holders through the solicitation of proxies or otherwise in the fourth quarter of the fiscal year (2003) covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Until March 2, 2002 our common stock was quoted on the NASDAQ National Market System under the symbol “AUTH.” Thereafter, and until November 19, 2003, our common stock was quoted on the OTC Bulletin Board under the symbol “AUTH.OB.”  Due to the delinquency of our SEC filings, we were suspended from quotation on the OTC have been quoted on the “pink sheets” since November 20, 2002.  The following table sets forth, for the periods indicated, the range of high and low closing price information per share of our common stock. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Closing Price
Calendar Period	High ($)	Low ($)

2002
First Quarter	0.38	0.05
Second Quarter	0.12	0.01
Third Quarter	0.03	0.01
Fourth Quarter	—	—
2003
First Quarter	0.01	0.00
Second Quarter	0.01	0.01
Third Quarter	0.01	0.00
Fourth Quarter	0.01	0.00

As of June 30, 2003, there were 20,768,511 shares of common stock outstanding, held by approximately 421 holders of record.

Dividend Policy

We have not declared or paid any dividends on our common stock since our inception and do not anticipate declaring or paying dividends in the foreseeable future.  Any future payment of dividends will depend on the results of operations, financial condition, and other factors that we deem relevant and will be at the sole discretion of our Board of Directors.

Recent Sales of Unregistered Securities

We did not sell any of its securities during the fiscal year ended June 30, 2003; however we did make an assignment of certain debts noted above under Part I.

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

The following discussion should be read in conjunction with the Financial Statements, including the notes thereto.

Overview

Following our default under the Pledge Agreements discussed in further detail below  all of the shares of WRCDLogsys that were pledged as security, may be called by its creditors under the provisions of those agreements.  On July 24, 2003, Massachusetts Mutual called the 2,767,112 shares held by it. WRDCLogsys on August 12, 2003 called in the 7,210,713 shares. Alec Karys on October 16, 2003 called in the 152,221 shares. Decherts on March 10, 2003 called in the 311,546 shares.

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

Results of Operations

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

Revenues and Cost of Revenues

Revenues and Cost of Revenues for the year ended June 30, 2003 were nil compared to $6,880,483 and $2,230,549 respectively for the year ended June 30, 2002.  The revenues and cost of revenues for the year ended June 30, 2002 resulted primarily from consolidating the operations of Logsys and WRDC. Following the reduction in our holding of these companies to 35% on July 18, 2002 their results were accounted for under the equity method of accounting up until the fourth quarter of fiscal 2003, at which time the company pledged its remaining interest to certain creditors. As such, their revenues and cost of revenues are no longer consolidated with ours.

Operating Expenses

Administrative expenses for the fiscal year ended June 30, 2003 fell to $0.7million compared to $11.6 million in the fiscal year ended June 30, 2002.  The reduction was attributable to the following expenses:

•      Salary and benefits fell to $53,632 for the fiscal year ended June 30, 2003 compared to $6,594,030 for the fiscal year ended June 30, 2002.  The reduction is primarily due to continuing to reduce the number of staff  during the fiscal year, and the fact that the salary costs of Logsys and WRDC are no longer consolidated into our results. There were no staff within the group as of June 30, 2003.

•      Travel expenses were $15,782 in the fiscal year ended June 30, 2003 compared to $613,159 in the previous fiscal year.  The restructuring and the change in staff numbers described above resulted in very little travel being required in the fiscal year ended June 30, 2003.

•      Occupancy and office costs were $348,437 for the fiscal year ended June 30, 2003 compared to $919,529 for the fiscal year ended June 30, 2002.  The reduction is primarily a result of the change from consolidated to equity accounting for WRDC and Logsys.

•      Recruitment costs were nil for the fiscal year ended June 30, 2003 compared $61,868 in the previous fiscal year. Headcount was steadily decreased due to cost cutting measures.

•      Professional fees were $311,086 in the fiscal year ended June 30, 2003 compared to $970,206 in the fiscal year ended June 30, 2002. This reduction is due to the reduced activity by the Company and the change from consolidated to equity accounting for WRDC and Logsys.

Marketing and Advertising

Marketing and advertising expenses were $2,054 for the fiscal year ended June 30, 2003 compared to $261,318 in the previous fiscal year.  This decrease is due to discontinuing our US operations and the change in the method of accounting for WRDC and Logsys.

Other Income and Expense

Interest income was $83 for the fiscal year ended June 30, 2003 compared to $169,212 in the previous fiscal year.  The decrease is a result of the reduction in cash balances over the fiscal year.

We incurred losses on foreign exchange transactions of $19,695 for the year ended June 30, 2003 compared to gains of $405,265 in the previous fiscal year.  The losses were due primarily to differences arising on the conversion of short term loans held in sterling.

In the fiscal year ended June 30, 2003 there was a gain of $579,108 arising from the amounts due from affiliates that were provided for previously. No such gains arose in the prior year.

There were write-downs in the carrying value of the investments in WRDC and Logsys totaling $6,447,181 in the fiscal year ended June 30, 2002. There are no such write-downs in the current year.

The pledge arrangements described earlier resulted in a gain on write-off, of creditors, of $1,067,502 in the fiscal year ended June 30, 2003.

Financing Management’s Plan of Operation

On July 3, 2001, our wholly owned subsidiary, Authoriszor Holdings Limited., initially acquired approximately a 68% interest in Logsys in exchange for a cash payment of approximately $237,000, an, if certain conditions were met, the issuance of 186,453 shares of our common stock.  These shares were issued in January 2002.  In addition, our ownership interest in Logsys has increased to approximately 99.75% of the outstanding capital stock of Logsys as a result of the solicitation by Logsys of holders of its capital stock, other than shares of capital stock already owned by us, to tender their respective shares of capital stock in exchange for cash consideration payable by us at the same price per share as our initial acquisition of capital stock of Logsys.

In December 2001, we acquired the remaining equity in WRDC Limited., increasing its ownership interest to 100% of the outstanding capital stock of WRDC for total consideration equal to the following: (i) $1,236,650 payable in cash, (ii) the issuance of 2,125,360 shares of common stock, par value $.01 per share, and (iii) the issuance of 389,794 shares of Series A Cumulative Redeemable Preferred Stock, par value $.01 per share.

For more information concerning the our acquisition of the remaining capital stock of WRDC, please see the our Current Report on Form 8K/A filed with the SEC on January 30, 2002.

As reported in out Quarterly Report for the quarter ending December 31, 2001, further funds were required by us in order to avoid a severe curtailment of our operations. During the three months between November 2001 and February 2002, the management team spent a considerable time seeking funds for the Company from the financial markets but failed to secure any financing or equity participation. Accordingly, management executed a further round of overhead cuts and intensified its efforts to seek working capital funds from suitable sources.

In order to manage the Company’s cash resources and to support its capital raising activities, the management team in March 2002 produced a new business plan, including profit and loss and cash flow forecasts based on the continuation of the service-based businesses of WRDC and Logsys. We continued to make overhead cuts and made certain favorable payment arrangements with its creditors in order to reduce cash outlays.

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

As part of a restructuring plan approved by our Board of Directors, Paul Ayres has resigned as our President and Chief Executive Officer, and from other various executive and director positions that he had held with us and our subsidiaries. Mr. Ayres has entered into a Compromise Agreement with us.  Also, Mr. Ayres will continue for a limited time to be retained as a non-executive director on a no fee basis for a limited time. Pursuant to the terms of the Compromise Agreement, we have paid Mr. Ayres £15,000 on execution of the agreement and an additional payment of £5,000 was made in June 2002. We also issued to Mr. Ayres 40,142 shares of our Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”). The provision of a company car and healthcare benefits continued in force for Mr. Ayres until December 31, 2002. Additionally, 400,000 stock options previously granted to Mr. Ayres were vested immediately on execution of the agreement.

In addition as part of these restructuring plans, our Chief Financial Officer and Secretary, Andrew Cussons, resigned from the various executive officer and director positions that he had held with us and our subsidiaries. Mr. Cussons has entered into a Compromise Agreement with us. Pursuant to the terms of the Compromise Agreement, we have paid Mr. Cussons $15,000 on the execution of the agreement and have made additional payments of $14,250 in June 2002 and $15,000 in July 2002. We also issued to Mr. Cussons 61,952 shares of our Preferred Stock. The provision of healthcare benefits continued in force for Mr. Cussons until December 31, 2002. Additionally, 300,000 stock options previously granted to Mr. Cussons vested immediately on execution of the agreement.

We  entered into a Consultancy Agreement, dated as of May 23, 2002, with a company owned by Mr. Ayres and Mr. Cussons that has agreed to provide certain consulting services to us for six (6) months following the effective date of the Consultancy Agreement. We agreed to pay the consulting company payments aggregating $75,750. The sum of $15,000 was paid in June 2002 and the balance of $60,750 was paid in July 2002. In addition it was agreed that a further payment would be made to the consulting company exclusively dependent on, and receipt by us of, anticipated funds in relating to a tax credit we were seeking. Application was made to the UK Inland Revenue in the amount of $261,385 with respect to the tax credit (the “First Tax Credit”) and the sum of $120,000 was to be paid to the consulting company on receipt by the company of the First Tax Credit. The proceeds of the tax credit were received in July 2002. The receipt by the Company of funds with respect to the Second Tax Credit is subject to the Inland Revenue approving the amount of the applicable tax credit claimed by the Company. The Inland Revenue subsequently approved the Second Tax Credit and the consulting company invoiced the Company £26,133.50 in December 2002 and it was paid in October 2003 as a result of receiving the funds from the Inland Revenue. In addition, the consulting company is entitled to receive a further payment of £20,000 if the Company (or any subsidiary) receives funding in the sum of £250,000 or more from a specified private UK investment company as a result of the consulting company’s services.

In connection with these restructuring plans the Board of Directors appointed our current Chief Operating Officer, Garcia Hanson, as President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company and appointed Peter Hughes, the Operations Director of WRDC, as our Chief Operations Officer.

As reported in our Form 10-QSB for the quarter ended March 31, 2002, in the absence of additional financing we and our subsidiaries would not have sufficient working capital to continue to operate substantially beyond the end of fiscal year June 30, 2002. As a result, after exploring multiple potential options and strategies, our Board of Directors determined after much deliberation to raise additional working capital through Authoriszor Holdings Limited to satisfy our existing liabilities and, thereby relinquish control of our Authoriszor Ltd, WRDC and Logsys subsidiaries.

To do this, on July 18, 2002, we consummated an investment agreement (the “Investment Agreement’), with Authoriszor Holdings Limited,

Roy Williams, Garcia Hanson, Zalcany Limited and Noblepoint Limited and collectively with Williams, Hanson and Zalcany, (the “Investors”), pursuant to which we transferred our capital stock in WRDC, which constituted approximately 69.7% of the outstanding shares of capital stock of WRDC, and its capital stock in Authoriszor Limited, which constituted approximately 74.8% of the outstanding shares of capital stock of Authoriszor Limited, to Authoriszor Holdings Limited for a nominal sum and the Investors purchased Preferred Ordinary Shares of Authoriszor Holdings Limited a subsidiary, for an aggregate purchase price of £574,994.94 ($902,684.56).  As a result, our equity interest in Authoriszor Holdings Limited, which was in the form of ordinary shares of Authoriszor Holdings Limited, decreased from 100% to 35%.  Authoriszor Holdings Limited owns all of the capital stock of WRDC, Authoriszor Limited, Logsys Solutions Limited and, indirectly through WRDC, over 75% of the stock of PAD (London) Limited and WRDC AG. On August 1, 2002, Authoriszor Holdings Limited changed its name to WRDCLogsys Limited. For additional information concerning the Investment Agreement and the related transactions, please see the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2002.

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

Further information concerning the Investment Agreement and the related transaction is in our Current Report on form 8K filed with the SEC on August 2, 2002.  The powers, preferences and rights of the AHL Ordinary Shares and AHL Preferred Shares are set forth in the Articles of Association of Authoriszor Holdings Limited (“AHL Articles”), which is filed as Exhibit 2.2 to the Current Report.  The AHL Articles contain a right of first refusal provision that grants to any shareholder of Authoriszor Holdings Limited, which currently consists of us and the Investors (collectively, the “AHL Shareholders”), the first right to purchase the shares of Authoriszor Holdings Limited that another AHL Shareholder desires to sell to a third-party.  The price of such purchase will be determined by either a mutual agreement between the directors of AHL and the transferring AHL Shareholder or by an independent accountant.

In connection with this transaction, the Board adopted resolutions pursuant to Rule 3a-2(a)(2) of the Investment Company Act of 1940 (the “40 Act”) for the Company to be treated as a transient investment company under the 40 Act.  These resolutions evidenced our intent to be engaged as soon as is reasonably possible (but in no event later than one year) in a business other than owning or holding securities.  Accordingly, the Board explored transactions pursuant to which the Company could dispose of its Authoriszor Holdings Limited stock or acquire sufficient assets that are not securities in order for it not to be deemed an investment company as that term is defined Section 3(a)(1) of the 40 Act.  Due to the fact that we no longer owned any of the securities of our former subsidiaries and the composition of our assets, and other exemptions contained in the 40 Act, we no longer believe we are a transient investment company.

As reported in our Form 10-QSB for the quarter ended March 31, 2002, in the absence of additional financing we and our subsidiaries would not have sufficient working capital to continue to operate substantially beyond the end of its fiscal year, June 30, 2002, which would result in severe curtailment of our and our subsidiaries.  Management has produced detailed cashflows to

June 2003, based on the current position and the business plan for 2002/03 and believed that this financing transaction provides Authoriszor Holdings Limited sufficient working capital to continue operations for the remainder of the fiscal year 2002/03 and enhances our ability to meet our obligations to our creditors subject to uncertainties regarding the remaining payments on our lease on our prior U.S. headquarters in Burlington, Massachusetts.

In May 2001, we began subleasing the office space of its prior U.S. headquarters to Directech.  The sublease called for monthly payments in the amount of $31,400 per month through April 2005, which is equal to the monthly payments and term of the underlying lease. However in July 2002 Directech defaulted on the sublease agreement we were told because of the status of their largest customer, WorldCom. Directech has defaulted on both the rent and the renewal of the rental guarantee.  Directech has not made any payments on the sublease since July 2002. The landlord has drawn down on the letter of credit supporting the lease of $220,000 in September 2002.  It is assumed that this is taken as payment of rentals in advance for part of the period remaining under the lease.

The default on this sublease has had a material and adverse effect on our financial conditions and severely impaired our ability to meet our financial obligations.  As a result we entered into a series of Settlement Agreements and Pledge Agreements dated March, April and May of 2003, which provided our creditors which are set out in the table below (the “Creditors”), with a continuing and unconditional security interest in all of the stock held by us in WRDCLogsys Limited, to secure the prompt, timely and complete payment of all obligations and liabilities we had to the creditors. The Pledge Agreements remain in force until the earlier of the payment in full of the debt within 100 days from the date of signature of the Pledge Agreement, or the Creditors’ realization of the collateral provided.

The proportion of WRDCLogsys shares pledged is proportional to the amount owed, and in the case of WRDCLogsys all creditors have consented that WRDCLogsys has shares pledged at twice the proportion in view of the cash that has continued to be provided to us by WRDCLogsys.. The creditors have consented to receive shares in WRDCLogsys Limited in the following proportions upon default of our obligations to them.

Creditor	Amount Owed	No. of Shares Pledged as Security
Alec Karys (former employee)	$26,130.06	152,221
Decherts (Lawyers)	$53,479.81	311,546
Massachusetts Mutual Life Insurance Company	$475,000	2,767,112
WRDCLogsys Limited*	$618,892.24	7,210,713
Totals	$1,173,502.11	10,441,592

*We defaulted on the obligations owing under the Pledge Agreements. As a result, the Creditors called up their shares based on the provisions of the agreements, and no longer have a minority ownership interest in WRDCLogsys Limited, as these shares are now held by the Creditors.  The call was made by Massachusetts Mutual on July 24, 2003, WRDCLoysys Limited on August 12, 2003, Alec Karys on October 16, 2003 and by Decherts on March 10, 2004.

In addition, on May 2, 2003, $618,892.24 of debt owing by us to WRDCLogsys Limited was assigned to a consortium of investors, which included Pelican Capital Limited, which Ian McNeill, a director of WRDCLogsys Limited is the controlling party of. The proposal has been for us to settle the debt we owe to WRDC Logsys, by moving shares to this consortium because of the provisions of Section 151 of the UK Companies Act 1985, in which it would be deemed illegal for a company to receive it’s own shares in settlement of a debt, and would be considered “financial assistance” under the provisions of that Act.

On March 15, 2004 we entered into a Loan and Warrant Agreement with Commercial Technology Limited (“CTL”) to which CTL has agreed, in consideration for a warrant to purchase 7,000,000 shares of our common stock, to provide us with a loan up to $70,000 available in tranches to be drawn down by December 31, 2004. The express purpose of this Agreement is to provide funding for the Company to bring it’s SEC filings up to date. The purpose of this is to achieve a re-instatement to the Over-the-Counter Market.

Item 7. Financial Statements.

Report of Independent Registered Public Accounting Firm

Financial Statements

Balance Sheet

Statements of Operations

Statement of Stockholders’ Equity (Deficiency)

Statements of Cash Flows

Notes to Financial Statements

AUTHORISZOR INC.

Contents

Years Ended June 30, 2003 and 2002

Report of Independent Registered Public Accounting Firm

Board of Directors

Authoriszor Inc.

We have audited the accompanying balance sheet of Authoriszor Inc. as of June 30, 2003, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Authoriszor Inc. as of June 30, 2003 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. During fiscal 2003, the Company’s interest in its subsidiaries was eliminated as a result of a series of transactions. As of June 30, 2003, the Company is no longer an operating entity. These factors, among others, as discussed in Note 1 to the financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As stated in Note 1 to the financial statements, on July 18, 2002, the Company was restructured such that Authoriszor Inc. no longer controls the UK operating companies. These UK operating companies generated all revenue and cash flows for the Company prior to the restructuring.

Holtz Rubenstein Reminick LLP

Melville, New York

November 16, 2004

Balance Sheet

June 30, 2003

Assets

Current Assets:
Other	$1,848

Total Current Assets	1,848

Total Assets	$1,848

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$5,816
Accrued expenses	247,017

Total Current Liabilities	252,833

Total Liabilities	252,833

Mandatorily Redeemable Preferred Stock	753,856

Commitments and Contingencies

Stockholders’ Deficiency:
Common stock	207,685
Additional paid-in-capital	36,903,135
Deficit	(38,115,661)
Total Stockholders’ Deficiency	(1,004,841)
Total Liabilities and Stockholders’ Deficiency	$1,848

See notes to financial statements.

Statements of Operations

Years Ended June 30,	2003	2002

Revenue	$—	$6,880,483
Cost of Revenue	—	2,230,549
Gross Profit	—	4,649,934

Operating Expenses:
Marketing and advertising	2,054	261,318
General and administrative expenses	722,443	11,540,417
Impairment of goodwill	—	6,447,181
Restructuring and exit costs	—	1,331,226
	724,497	19,580,142

Loss from Operations	(724,497)	(14,930,208)

Other Income (Expense):
Interest income, net	83	169,212
Gain on sale of investments	—	283,018
(Loss)/gain on foreign exchange transactions	(19,695)	405,265

Equity in earnings of WRDCLogsys Ltd	106,000	—
Gain on amounts due from affiliates	579,108	—
Gain on write off of amounts due to creditors	1,067,502	—
Other	7,954	(8,424)
Net Profit/(Loss)	1,016,455	(14,081,137)
Preferred Dividend	(81,538)	(45,479)
Net Profit/(Loss) Applicable to Common Stock	$934,917	$(14,126,616)

Weighted average shares outstanding:
Basic and diluted	20,768,511	19,761,955
Profit/(Loss) per common share:
Basic and diluted	$0.05	$(0.71)

See notes to financial statements.

Statement of Stockholders’ Equity (Deficiency)

Years Ended June 30, 2003 and 2002

		Common Stock		Additional Paid-In		Accumulated Comprehensive
	Total	Shares	Amount	Capital	Deficit	Income

Balance, June 30, 2001 (Unaudited)	$12,782,400	18,456,698	$184,567	$36,174,317	$(24,923,962)	$1,347,478
Issuance of common stock for acquisition of WRDC	743,072	2,125,360	21,254	721,818	—	—
Issuance of common stock for acquisition of Logsys	1,864	186,453	1,864	—	—	—
Fair value adjustment on stock options	7,000	—	—	7,000	—	—
Comprehensive income (loss):
Foreign currency translation adjustment	(982,753)	—	—	—	—	(982,753)
Reclassification of gains on sale	(364,725)	—	—	—	—	(364,725)
Net loss during the year	(14,126,616)	—	—	—	(14,126,616)	—
Total comprehensive loss	(15,474,094)
Balance, June 30, 2002	(1,939,758)	20,768,511	207,685	36,903,135	(39,050,578)	—

Net profit during the year	934,917	—	—	—	934,917

Balance, June 30, 2003	$(1,004,841)	20,768,511	$207,685	$36,903,135	$(38,115,661)	$—

See notes to financial statements.

Statements of Cash Flows

Years Ended June 30,	2003	2002

Cash Flows from Operating Activities:

Net profit/(loss)	$1,016,455	$(14,081,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in ownership of WRDCLogsys Ltd	662,507	—
Gain on amounts due from affiliates, previously written off	-579,108	—
Gain on write off of amounts due to creditors	-1,067,502	—

Loss on write down and sale of fixed assets	—	30,362

Gain on foreign exchange	—	405,265

Gain on sale of investments	—	(283,018)

Impairment of goodwill	—	6,447,181

Amortization of intangibles	—	539,802

Depreciation	5,671	409,224

Bad debts	—	555,976
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	—	100,529
Prepaid expenses	354,247	887,866

Other		(313,229)
(Decrease) increase in operating liabilities:

Accounts payable	(290,054)	(127,499)

Accrued expenses and other payables	(297,159)	(2,683,017)

Deferred revenue		(373,871)

Total adjustments	(1,211,398)	5,641,050

Net Cash Used in Operating Activities	(194,943)	(8,485,566)

Cash Flows from Investing Activities:

Acquisition of property and equipment	—	(91,973)
Sale of investment in securities	—	793,948

Acquisitions of businesses	—	(1,457,650)
Decrease (increase) in restricted cash	—	1,508,276
Net Cash Provided by (Used in) Investing Activities	—	752,601

Cash Flows from Financing Activities:
Proceeds from issuance of stock, preferred	—	211,188

Payments on long-term obligations	—	(88,550)
Net Cash Provided by Financing Activities	—	122,638

Effect of exchange rate change on cash	—	(1,534,759)

Net Decrease in Cash and Cash Equivalents	194,943	(9,145,086)

Cash and Cash Equivalents, beginning of year	194,943	9,340,029
Cash and Cash Equivalents, end of year	$—	$194,943
Supplemental Disclosure:
Cash paid for interest	$—	$31,044

See notes to financial statements.

Notes to Financial Statements

Years Ended June 30, 2003 and 2002

1.             Summary of Significant Accounting Policies

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

Organization - Authoriszor Inc. and Subsidiaries previously provided technology consulting services and a suite of security software in the e-commerce, security and workflow sectors of the information technology industry internationally. As described below, the Company’s ownership interest in 100% of its operating subsidiaries was eliminated as a result of a series of transactions during fiscal 2003.

Basis of presentation and realization of assets - The financial statements have been prepared on a basis that contemplates Authoriszor Inc.’s continuation as a going concern and the realization of our assets and liquidation of our liabilities in the ordinary course of business. During fiscal 2003, the Company’s interest in its subsidiaries was eliminated as a result of a series of transactions. As of June 30, 2003, the Company is no longer an operating entity. These matters, among others, raise substantial doubt about our ability to remain a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability or classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. Authoriszor’s continued existence is dependent on its ability to obtain additional financing sufficient to allow it to meet its obligations as they become due and to achieve profitable operations.

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

In addition, on May 2, 2003, $618,892 of debt owing by the Company to WRDCLogsys Ltd was assigned to a consortium of investors “UK Consortium”, which included Pelican Capital Limited, which Ian McNeill, a director of WRDCLogsys Ltd is the controlling party of. The proposal has been for the Company to settle the debt it owes to WRDCLogsys, by moving shares to this consortium because of the provisions of Section 151 of the UK Companies Act 1985, in which it would be deemed illegal for a company to receive its own shares in settlement of a debt, and would be considered “financial assistance” under the provisions of that Act

The Company defaulted on the obligations owing under the agreements on the termination of the 100 days from the date on which the pledge agreements were signed. As a result, the Creditors called up their shares based on the provisions of the agreements, and the Company no longer has a minority ownership interest (35%) in WRDCLogsys Ltd., as these shares are now held by the Creditors.  The call was made by Massachusetts Mutual on July 24, 2003, UK Consortium on August 12, 2003, Alec Karys on October 16, 2003  and Decherts on March 10, 2004

Software development costs - Software development costs are expensed as incurred. Statement of Financial Accounting Standard No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” (SFAS No. 86) requires the capitalization of certain software development costs once technological feasibility is established, which the Company defines as establishment of a working model. The working model criteria used as the Company’s process of creating software (including enhancements) does not include a detailed program design. To date, the period between achieving technological feasibility and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

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

Income(Loss) per share - The Company computes basic loss per share based on the weighted average number of common shares outstanding. Diluted income(loss) per common share is also computed using the weighted average number of common shares outstanding, except if the effect of inclusion of stock options and warrants would be antidilutive.

The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Had compensation cost for stock options granted to employees been determined consistent with SFAS 123, the Company’s net loss and loss per share would have been the following pro forma amounts:

Years Ending June 30,	2003	2002

Net Profit/(Loss) as Reported	$934,917	$(14,126,616)
Net Loss – Proforma	(500,024)	(15,474,094)
Income(Loss) Per Share - Basic and Diluted as Reported	0.05	(0.71)
Loss Per Share – Proforma	(0.02)	(0.78)

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

Foreign currency translation and transaction losses - Assets and liabilities of the Company’s subsidiaries are translated at the rate of exchange in effect at the close of the period. Revenues and expenses are translated at the weighted average of exchange rates in effect during the period. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are included as part of the accumulated other comprehensive income component of stockholders’ equity (deficiency). The Company suffered currency transaction losses of approximately $20,000 during the year ended June 30, 2003 and made gains of $406,000 in the year ended June 30, 2002. The loss arose on the repayment of intercompany balances. The transaction losses have been reflected in the statement of operations.

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

2.             Restructuring and Exit Charges

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

3.             Commitments

Operating leases - The Company leased office space, under operating lease agreements which were due to expire through December 2008. The total rent expense was approximately $208,700 and $660,000 the years ended June 30, 2003 and 2002, respectively.

There are no future rental commitments under operating leases as of June 30, 2003.

4.             Stock Options, Warrants and Stock Based Compensation

Stock and stock options - The Company’s 1999 Stock Plan (the 1999 Plan) provides for grants of options up to 1,000,000 shares of common stock, and the 2000 Stock Plan (the 2000 Plan) provides for grants of options up to 1,700,000 shares. Pursuant to the Plans, the Company may grant Incentive Stock Options to any employee or officer of the Company or of any subsidiary of the Company, and may grant Non-qualified Stock Options to any person eligible to receive Incentive Stock Options, and also to directors, consultants or advisors of the Company or its subsidiaries. As of June 30, 2003, there were 775,284 options available for grant.

Following is a summary of stock option activity including grants outside of the Plans:

	Options	Exercise Price	Weighted Average Exercise Price

Outstanding, July 2001	2,941,080		$4.97
Granted	—	—
Forfeited	(612,328)	1.50 - 10.25	5.28
Outstanding, June 30, 2002	2,328,752	1.00 - 10.75	4.71
Granted	—	—	—
Forfeited	—	—	—
Outstanding, June 30, 2003	2,328,752	1.00 - 10.75	4.71

Exercisable, June 30, 2002	1,336,250	1.00 - 10.75	3.13
Exercisable, June 30, 2003	1,972,501	1.01 - 10.75	4.08

Following is additional information regarding stock options outstanding at June 30, 2003:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 1.01- 1.26	963,750	4.5	$1.26	963,750	$1.26
$ 2.50 - 3.00	265,000	2.4	2.95	258,750	2.96
$ 6.75 - 7.75	700,002	5.3	6.64	500,001	7.05
$ 9.75 – 10.75	400,000	4.3	10.13	250,000	10.15
	2,328,752			1,972,501

5.             Income Taxes

Due to taxable losses, the company has no tax expense for either the year ended June 30, 2003 or 2002.

At June 30, 2003, the Company has a net operating loss carryforwards of approximately $38,100,000, expiring through 2023, available to offset future taxable income. Deferred tax assets consist primarily of the net operating loss carryforward. Deferred tax liabilities are not significant.

The Company’s net deferred tax asset of approximately $13,000,000 has been offset by a valuation allowance of an equal amount at June 30, 2003, due to the uncertainty of realizing the net deferred tax asset through future operations. Utilization of net loss carryforwards in the future may be limited if changes in the Company’s stock ownership create a change in control as provided in Section 382 of the Internal Revenue Code.

6.             Business Segments and Foreign Operations

The Company has two reportable segments: Consulting and Implementation Services and Technology Business. The Consulting and Implementation Services segment provides functional business solutions and e-business transformation services incorporating business processes and interest technologies. The Technology Business segment sells security software and solutions designed to secure corporate information while enabling businesses to provide secure access to their corporate website and applications and to conduct secure communications over computer networks and the internet..

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

Information regarding foreign operations for the year ended June 30, 2002 is as follows. Sales are attributed to countries based upon the location of the customer.

June 30,	2002

Revenue:
United States	$282,051
United Kingdom	6,364,718
$6,646,769
Long-Lived Assets:
United States	$640,760
United Kingdom	338,656
$979,416

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers

Name	Position

Paul Ayres	Director
Don Box	Director
Garcia Hanson	Chief Executive Officer/Chief Financial Officer, Chief Operating Officer, Secretary

On September 2, 2002, Authoriszor Inc Board resignations were received from Raymond Seitz, James Jackson, Sir Malcolm Rifkind and Godfrey Shingles.  Our remaining board is comprised of Garcia Hanson, our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Secretary of the Company, Paul Ayres and Don Box.

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

Garcia Hanson has been our Chief Executive Officer and Chief Financial Officer since March 28, 2002.  He is also our Chief Operating Officer.  Mr. Hanson has also served on our Board of Directors since March 28, 2002.  Mr. Hanson also serves as the Managing Director of WRDC Limited and Logsys Solutions Limited, two of our former subsidiaries.  Mr. Hanson has served as the Managing Director of WRDC Limited since 1994.

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

Executive Compensation

The following table provides summary information concerning compensation paid by us to our Chief Executive Officers and the other Named Executive Officer for the three most recent fiscal years. The summary information provided is for the 12 months ended June 30, 2003, 2002, and 2001.  All of the officers referred to below have been paid in pound sterling through Authoriszor Limited.  For purposes of Summary Compensation Table and the discussion set forth under “Executive Compensation – Employment Contracts, Termination of Employment and Change-in Control Agreements, the foreign currency exchange rate of $1.40 per pound sterling has been used.

For purposes of this disclosure, the Named Executive Officers consist of:

•     Our Chief Executive and Finance Officers during the fiscal year ended June 30, 2003 (the “Fiscal Year 2003”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Salary	Bonus	Long Term Compensation No. of Securities Underlying Options	All Other Annual Compensation

Chief Executive Officers
Garcia Hanson(1)	2003	—	—	—	—
Chief Executive Officer and	2002	$377,399	98,875	400,000	$38,539
President	2001	$34,346	N/A	N/A	N/A

Paul Ayres(2)	2003	—	N/A	N/A
Chief Executive Officer and President	2002	$346,173	N/A	400,000	$841,753	(4)
	2001	$312,256	N/A	500,000	—

Stock Options

There were no stock options granted to officers or employees during Fiscal Year 2003.

The following table provides certain information concerning the exercise of stock options in Fiscal Year 2003 by the Chief Executive Officers and the Named Executive Officers and unexercised stock options held by such officers at the end of Fiscal Year 2003.

(1) Mr.Hanson was appointed Chief Operations Officer on May 8, 2001.  He was subsequently appointed to be Chief Executive Officer and President on March 28, 2001. He was paid a salary of $210,000 per annum up to February 28, 2002, at the date he agreed to reduce his salary to $140,000 per annum.  He received a car allowance of $15,120, which was unchanged throughout.  He received a pension of 7.5% of the original salary of $210,000, which he elected to reduce to 3.75% of this salary from February 28, 2002. Following the restructuring of the group at July 18, 2002 Mr Hanson no longer receives a salary or other employee related benefits from Authoriszor Inc.

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

AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL

AND OPTION VALUES FOR FISCAL YEAR ENDED JUNE 30, 2003

			Number of Securities Underlying Unexercised Options at June 30, 2003 (#)		Value of Unexercised In-the-Money Options at June 30, 2003 ($) (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Garcia Hanson	-0-	-0-	—	—	-0-	-0-
Paul Ayres	-0-	-0-	300,000	100,000	-0-	-0-

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

Employment Contracts, Termination of Employment and Change-in-Control Agreements

In connection with the execution of the agreement to acquire WRDC, our Board of Directors appointed Garcia Hanson as our Chief Operating Officer, effective May 8, 2001.  In addition, the Board of Directors of Authoriszor Holdings Ltd. (“AHL”) appointed Mr. Hanson as the Operations Director of Authoriszor Ltd., a wholly owned subsidiary of Authoriszor Holdings Limited.  Mr. Hanson also continued in his capacity as Managing Director of WRDC.

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

Mr. Hanson became President and Chief Executive Officer on March 28, 2002 and was appointed to our Board of Directors of on that date.   The Compensation Committee of the Board of Directors agreed to amend and restate that Employment Agreement dated as of May 8, 2002, by and between Mr. Hanson and us, effective March 1, 2002.  Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee determined that the agreement should be amended to include the following terms:

•      A base salary of $140,000

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

Subsequently, our Board of Directors announced that it had appointed Paul Ayres, the Managing Director of Authoriszor Ltd., to the positions of President and Chief Executive Officer and appointed Andrew Cussons, the Finance Director of Authoriszor Ltd., our Chief Financial Officer to replace the Executive, effective as of January 31, 2001.  In addition, effective January 29, 2001, our Board of Directors appointed Mr. Ayres and Mr. Cussons to our Board of Directors.

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

•      a base salary of $450,000; and

•      stock options to purchase a cumulative total of 200,000 shares of our common stock at an exercise price of $1.50 per share under our 2000 Omnibus Stock Option and Incentive Plan (the “2000 Plan”), subject to certain adjustments as provided in the stock option agreement to be negotiated and executed in connection with such grant.

The Compensation Committee of the Board of Directors agreed to further amend and restate that certain Employment Agreement dated February 9, 2001 by and between Mr. Ayres and us, effective March 1, 2002.  Subject to the negotiation and execution of definitive documentation with respect to such agreement, the Compensation Committee determined that the agreement be amended to including the following terms:

•      A base salary of $300,000;

As part of a restructuring plan approved by the Board of Directors, Paul Ayres has resigned as President and Chief Executive Officer, and from other various executive and director positions that he had held with the Company and its subsidiaries.  Mr. Ayres has entered into a Compromise Agreement with the Company.  Also, Mr. Ayres will continue for a limited time to be retained as a non-executive director on a no fee basis.  Pursuant to the terms of the Compromise Agreement, we have paid Mr. Ayres $22,500 on execution of the agreement and an additional payment of $7,500 was made in June 2002.  We also issued to Mr. Ayres 40,142 shares of our Series A Cumulative Redeemable Preferred Stock (“Preferred Stock”).  The provision of a Company car and healthcare benefits continued in force for Mr. Ayres until December 31, 2002.  Additionally, 400,000 stock options previously granted to Mr. Ayres were vested immediately on execution of the agreement.

We entered into a Consultancy Agreement, dated as of May 23, 2002, with a company owned by Mr. Ayres and Mr. Cussons that has agreed to provide certain consulting services to us for six (6) months following the effective date of the Consultancy Agreement. We agreed to pay the consulting company payments aggregating $75,750. The sum of $15,000 was paid in June 2002 and the balance of $60,750 was paid in July 2002. In addition it was agreed that a further payment would be made to the consulting company exclusively dependent on, and receipt by us of, anticipated funds in relating to a tax credit we were seeking. Application was made to the UK Inland Revenue in the amount of $261,385 with respect to the tax credit (the “First Tax Credit”) and the sum of $120,000 was to be paid to the consulting company on receipt by the company of the First Tax Credit. The proceeds of the tax credit were received in July 2002. The receipt by the Company of funds with respect to the Second Tax Credit is subject to the Inland Revenue approving the amount of the applicable tax credit claimed by the Company. The Inland Revenue subsequently approved the Second Tax Credit and the consulting company invoiced the Company £26,133.50 in December 2002 and it was paid in October 2003 as a result of receiving the funds from the Inland Revenue. In addition, the consulting company is entitled to receive a further payment of £20,000 if the Company (or any subsidiary) receives funding in the sum of £250,000 or more from a specified private UK investment company as a result of the consulting company’s services.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Our only outstanding class of equity securities is our common stock and our Series A Preferred Redeemable Stock.  The following table sets forth certain information with respect to what we believe is the beneficial ownership of our common stock as of June 30, 2003, by

•      each person known by us to beneficially own more than 5% of the outstanding shares of common stock;

•      our directors; and

•      all of our directors and executive officers as a group.

Person or Group	Shares of Common Stock Beneficially Owned (1A)	Percentage of Shares of Common Stock Beneficially Owned (1A)	Shares of Series A Preferred Stock Beneficially Owned (1B)	Percentage of Shares of Series A Preferred stock Beneficially Owned (1B)	Total Shares Beneficially Owned (1A, 1B)	Percentage of Total Shares Beneficially Owned (1A, 1B)
Directors:

Paul Ayres(1)++++	300,000	1.4%	40,142	10.6%	340,142	1.6%
Don Box (2)++	120,000	*			120,000	*
Garcia Hanson	1,527,637	7.4%	79,937	21.2%	1,607,574	7.6%

Directors and Executive Officers as a Group:	1,947,637	9.2%	120,079	31.8%	2,067,716	9.8%
(3 persons)

Beneficial Owners of 5% or More:

Roy Williams(3)	2,154,842	10.4%			2,154,842	10.2%
Birkett House, 27 Albermarle Street
London WIX 4LQ, England
Brian Edmondson	1,527,637	7.4%	194,897	51.7%	1,722,534	8.1%
1st Floor, Ebor Court
Westgate, Leeds L514ND, England
James Leonard Jackson (4)	1,280,108	6.2%			1,280,108	6.0%
2 Parklands, Studley Roger
Ripon, North Yorkshire, GH4 3AY,
England
David John Blanchfield (4)	1,275,037	6.1%			1,275,037	6.0%
Sunwood Farm Cocun Lane,
Clayton, Bradford
West Yorkshire, BD14 GPY, England
David Robert Wray(4)	1,260,429	6.1%			1,260,429	5.9%
Dove House, Shimden Hall Rd.,
Halifax, HX3 9XA, England

+	The address for these executive officers and directors is 1st Floor, Ebor Court, Westgate, Leeds, LS1 4ND United Kingdom.
++	The address for this director is 8201 Preston Road, Suite 600, Dallas, Texas 75225-6211.
++++	The address for this executive officer is 1st Floor Ebor Court, Westgate, Leeds LS1 4ND, England.
*	Less than one percent (1%)

(1A)

Based upon 20,768,511 shares of common stock outstanding as of June 30, 2003. Unless otherwise indicated, includes shares owned by a spouse, minor children or by relatives sharing the same home, entities owned or controlled by the named person. Also includes shares if the named person has the right to acquire such shares within 60 days of June 30, 2003 by the exercise of any right or option. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(1B)	Based upon 753,856 shares of Series A Redeemable Preferred Stock outstanding as of June 30, 2003.
(1)

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

(2)

Mr. Box was granted a stock option to acquire 100,000 shares of our common stock at an exercise price of $7.75 per share on November 10, 2000. The stock option is immediately exercisable for a three (3) year term.

(3)

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

(4)	Includes shares of our common stock issued to those individuals pursuant to the acquisition of IT IS Technologies Ltd, now named Authoriszor Ltd.

Securities Authorized for Issuance Under Equity Compensation Plans

As of June 30, 2003, our equity compensation plan information was as follows:

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,924,716	4.41	775,284
Equity compensation plans not approved by security holders	404,036	6.14	—
Total	2,328,752	4.71	775,284

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

In connection with the second closing of the WRCD acquisition on December 4, 2001 the Company paid to Garcia Hanson, our Chief Executive Officer and Chief Financial Officer and Brian Edmondson $618,328 ((pound) 438,546) in cash and agreed to issue to Garcia Hanson and Brian Edmondson 1,062,680 shares of Common Stock and 194,897 shares of Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share (“Series A Preferred”).  The powers, preferences and rights of the Series A Preferred are set forth in our Certificate of designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions. (“Certificate of Designations”).

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

On May 8, 2001, we purchased an additional equity interest in WRDC Limited, a company incorporated in the United Kingdom, increasing our ownership interest from 27.2% (25.1% on a fully diluted basis) to 66.4%.  We issued to certain shareholders of WRDC 929,914 shares of our common stock, one half of which was issued to Garcia Hanson, who is an officer, director, and greater than 5% stockholder, and paid cash of approximately $996,000 to such shareholders of WRDC, one half of which was paid to Mr. Hanson.  We also committed to issue an additional 195,555 shares of our common stock equally to each of Mr. Hanson and other shareholders of WRDC, subject to the realization of certain of WRDC’s accounts receivable.  Also on this date we subscribed for additional WRDC shares from WRDC for a purchase price of approximately $720,000 and granted options to WRDC employees to purchase 237,000 shares of our common stock.  We also on this date committed to acquire the remaining 33.6% ownership interest in WRDC not already owned by us upon the occurrence of certain events, but in no event later than January 1, 2002. The purchase price payable to such other shareholders for the remaining interest is approximately $3,100,000, of which Mr. Hanson received one-half.  We are required to pay approximately $1,564,000 in cash, of which $1,260,000 is in an escrow account, and we are required to pay the remaining portion by issuing shares of our common stock to such shareholders of WRDC.  However, in the event that the exchange ratio set forth in the acquisition documents would require us to issue more than 19.9% of the issued and outstanding shares of our common stock, as of May 7, 2001, we will instead be required to pay to such shareholders of WRDC an amount in cash equal to the aggregate market value of such excess shares.  Moreover, when we acquire the remainder of shares of outstanding capital stock of WRDC, we may be obligated to make such payment entirely in cash if:

•      we declare, or otherwise seek, or are forced to seek, protection from creditors under the federal bankruptcy laws; or

•      if on the date that we are otherwise required to purchase the remaining outstanding shares of capital stock of WRDC, we are not listed on NASDAQ or the OTC Bulletin Board, or otherwise quoted on a public market in North America or Europe.

Subsequently and as of December 4, 2001 the Company purchased the remaining 33.6% ownership interest in WRDC by paying each shareholder $618,328 in cash, and 1,062,680 in shares of common stock, and 194,897 shares of Series A Cumulative Redeemable Preference stock.

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

On July 18, 2002, (we entered into an investment agreement (the “Investment Agreement”), dated as of July 18th July, 2002, with Authoriszor Holdings Limited (“AHL”), Roy Williams (“Williams”), a beneficial owner of more than 5% of the outstanding shares of Common Stock, Garcia Hanson (“Hanson”), our President, a director, and beneficial owner of more than 5% of the outstanding shares of Common Stock, Zalcany Limited (“Zalcany”) and Noblepoint Limited (“Noblepoint,” and collectively with Williams, Hanson and Zalcany, the “Investors”), pursuant to which, the Investors purchased Preferred Ordinary Shares of Authoriszor Holdings Limited (the “AHL Preferred Shares”), a subsidiary of the Company, for an aggregate purchase price of £574,994.94 ($902,684.56).   As a result, the Company’s equity interest in AHL, which is in the form of ordinary shares of AHL (the “AHL Ordinary Shares”), has decreased from 100% to 35%.

Following this transaction and a restructuring of the ownership of shares of its subsidiaries, Authoriszor Holdings Limited owns all of the capital stock of WRDC Limited, Authoriszor Limited, Logsys Limited and, indirectly through WRDC Limited, over 75% of the stock of PAD (London) Limited and WRDC AG.  Also, Authoriszor Holdings Limited’s name was changed to WRDC Logsys Limited.  The Investment Agreement restricts AHL from making payments to the Company without the consent of the Investors however, approximately £300,000 ($470,970.00) of the investment proceeds were paid to Company by Authoriszor Holdings Limited in payment of certain inter-company indebtedness.  In connection with this transaction, the Company redeemed 117,742.5 shares of the Company’s Series A Cumulative Redeemable Preferred Stock owned by Hanson for the aggregate redemption price set forth in the Series A Preferred Stock designations of £150,000 ($235,845.00).  Also, since we no longer control Authoriszor Holdings Limited, effective July 18, 2002, we will not be able to consolidate the financial statements of AHL and its subsidiaries.

Hanson utilized a significant portion of the proceeds from the redemption in connection with the purchase of his Authoriszor Holdings Limited Preferred Shares.  The Investment Agreement also prohibits Authoriszor Holdings Limited from issuing shares of its stock without the consent of the Investors, except that Authoriszor Holdings Limited may issue a certain number additional shares (the “Additional Shares”) at a purchase price not less than the price paid by the Investors.  If all the Additional Shares are issued, the Company’s equity interest in Authoriszor Holdings Limited would be reduced to 32.4%.  The Investment Agreement provides that the board of directors of Authoriszor Holdings Limited shall consist of not less than four persons, including two persons nominated by the Investors.  The current members of the board of directors of Authoriszor Holdings Limited following the completion of the transaction are Hanson, Godfrey Stephen Shingles and Ian McNeill.  We does not have the right to nominate a director.

The powers, preferences and rights of the AHL Ordinary Shares and AHL Preferred Shares are set forth in the Articles of Association of Authoriszor Holdings Limited (“AHL Articles”), which is incorporated by reference as an exhibit to this Form 10-KSB.  The Authoriszor Holdings Limited Articles contain a right of first refusal provision that grants to any shareholder of Authoriszor Holdings Limited, which currently consists of the Company and the Investors (collectively, the “AHL Shareholders”), the first right to purchase the shares of Authoriszor Holdings Limited that another Authoriszor Holdings Limited Shareholder desires to sell to a third-party.  The price of such purchase will be determined by either a mutual agreement between the directors of Authoriszor Holdings Limited and the transferring Authoriszor Holdings Limited Shareholder or by an independent accountant.

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

+10.51(12)	Form of Stock Option Agreement, dated as of May 8, 2001, by and between the Authoriszor Inc. and each of the former holders of WRDC Options (Exhibit 10.2).
10.52 (13)	Sublease Agreement, effective as of July 1, 2001, by and between Authoriszor Inc. and Directech, Inc. (Exhibit 10.52).
+10.53 (13)	Stock Option Agreement, dated as of October 7, 2000, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.53).
+10.54 (13)	Stock Option Agreement, dated as of October 16, 2000, by and between Authoriszor Inc. and Alec Karys (Exhibit 10.54).
+10.55 (13)	Stock Option Agreement, dated as of November 10, 2000, by and between Authoriszor Inc. and Don Box (Exhibit 10.55).
+10.56 (13)	Stock Option Agreement, dated as of October 18, 2000, by and between Authoriszor Inc. and Geoff Shingles (Exhibit 10.56).
+10.57 (13)	Form of Stock Option Agreement by and between Authoriszor Inc. and various employees with respect to the Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan (Exhibit 10.57).
+10.58 (13)	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.58).
+10.59 (13)	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Andrew Cussons (Exhibit 10.59).
+10.60 (13)	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Alec Karys (Exhibit 10.60).
+10.61(16)	Stock Option Agreement, dated as of July 3, 2001, by and between Authoriszor Inc. and S. Ashton (Exhibit 10.1)
+10.62(17)	Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.1)
+10.63(17)	Compromise Agreement, dated as of March 29, 2002, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.2)

+10.64(17)	Consultancy Agreement, dated as of May 23, 2002, by and between Authoriszor Inc. and Utilis Ventures Limited (Exhibit 10.3)
+10.65(17)	Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Andrew Cussons (Exhibit 10.4)
+10.66(17)	Compromise Agreement, dated as of March 29, 2001, by and between Authoriszor Inc. and Andrew Cussons (Exhibit 10.5)
10.67(17)	License and Distribution Agreement, by and between Authoriszor Inc. and Sanford Technologies, Inc. dated as of March 25, 2002, and supplemental letter, dated May 9, 2002 (Exhibit 10.6)
10.68(18)	Investment Agreement, dated as of July 18, 2002, by and among Authoriszor Inc., Authoriszor Holdings Limited, Roy Williams, Garcia Hanson, Zalcany Limited and Noblepoint Limited (Exhibit 2.4)
10.69(18)	Articles of Association of Authoriszor Holdings Limited (Exhibit 2.2)
10.70(19)	Settlement and Pledge Agreement with Alex Karys dated as of April 18, 2003 (Exhibit 10.4).
10.71(19)	Settelment and Pledge Agreement dated as of March 24, 2003 with Massachusetts Mutual Life Insurance Company (Exhibit 10.1).
10.72(19)	Settlement and Pledge Agreement dated as of April 17, 2003 with Decherts (Exhibit 10.3)
10.73(19)	Letter Agreement with The Group dated March 24, 2003 (Exhibit 10.2)
31.1†	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934.
32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adoped pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)           Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10QSB for the quarter ended December 31, 1999.

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

(13)         Incorporated by reference to the exhibit shown in parenthesis from our Report on Form 10-KSB filed by us with the Securities and Exchange Commission on October 22, 2001.

(14)         Reserved.

(15)         Reserved.

(16)         Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-KSB filed by us with the Securities and Exchange Commission in November 14, 2001.

(17)         Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB filed by us with the Securities and Exchange Commission on June 24, 2002.

(18)         Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on August 2, 2002.

(19)         Incorporated by reference to the exhibit shown in parenthesis from our Report on Form 10-QSB filed by us with the Securities and Exchange Commission on November 29, 2004.

(d)           Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2005.

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

Signature	Title	Date

/s/Paul Ayers	Director	March 1, 2005
Paul Ayres

	Director	March 1, 2005
Don D. Box

/s/ Garcia Hanson	Chief Executive Officer, President	March 1, 2005
Garcia Hanson	Chief Financial Officer, Secretary and Director (Principal Executive Officer and Principal Financial Officer)

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

10.9(2)	Form of Minmet Plc Warrant Instrument (Exhibit 10.5).
10.10(4)	Deed of Indemnity, dated July 22, 1999, by and among David J. Blanchfield, James L. Jackson, David R. Wray, Barry Jones, Ian McNeill and Toucan Gold Corporation. (Exhibit 10.2)
10.11(4)	Letter of Appointment, dated July 22, 1999, by and between David J. Blanchfield and ITIS Technologies Ltd. (Exhibit 10.3)
10.12(4)	Letter of Appointment, dated July 22, 1999, by and between James L. Jackson and ITIS Technologies Ltd. (Exhibit 10.4)
10.13(4)	Letter of Appointment, dated July 22, 1999, by and between David R. Wray and ITIS Technologies Ltd. (Exhibit 10.5)
10.14(4)	Engagement Letter, dated July 22, 1999, by and between CCM Ventures Ltd. and It is Technologies Ltd. (Exhibit 10.7)
10.15(4)	Engagement Letter, dated July 22, 1999, by and between Robert Jeffcock and Toucan Gold Corporation. (Exhibit 10.8)
+10.16 (5)	Consulting Agreement, dated September 23, 1999 by and between Sir Malcolm Rifkind and

Authoriszor Limited (incorporated by reference to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999, Exhibit 10.9)
+10.17(5)	Executive Employment Agreement, dated as of January 1, 2000, by and between Authoriszor Inc. and Richard A. Langevin. (Exhibit 10.1)
+10.18(5)	Authoriszor Inc. 1999 Stock Plan. (Exhibit 10.2)
+10.19(7)	Form of Agreement under the 1999 Stock Plan and Schedule of Agreements
+10.20(5)	Agreement, dated November 12, 1999, by and between Authoriszor Inc. and Raymond G. H. Seitz (Exhibit 10.4)
+10.21(5)	Consulting Agreement, dated September 23, 1999, by and between Authoriszor Inc. and Sir Malcolm Rifkind (Exhibit 10.5)
+10.22(5)	Stock Option Agreement, dated as of September 23, 1999, by and between Authoriszor Inc. and Sir Malcolm Rifkind. (Exhibit 10.6)
10.23(5)	Placing Agreement, dated as of January 28, 2000, by and among Authoriszor Inc., Beeson Gregory Limited and certain Directors of Authoriszor Inc. (Exhibit 10.7)
10.24(5)	Supplemental Placing Agreement, dated as of February 9, 2000, by and among Authoriszor Inc., Beeson Gregory Limited and certain Directors of Authoriszor Inc. (Exhibit 10.8)
10.25(5)	Registration Rights Agreement, dated February 16, 2000, by and between Authoriszor Inc. and Beeson Gregory Limited. (Exhibit 10.9)
10.26(5)	Lock-up Agreement, dated January 2000, by and among Authoriszor Inc., Beeson Gregory Limited and Raymond Seitz and others. (Exhibit 10.10)
10.27(5)	Deed of Covenant, dated as of February 22, 2000, by and among Authoriszor Holdings Limited, WRDC Limited and certain persons named in Schedule 1 to the Deed. (Exhibit 10.11)
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

+10.51(12)	Form of Stock Option Agreement, dated as of May 8, 2001, by and between the Authoriszor Inc. and each of the former holders of WRDC Options (Exhibit 10.2).
10.52 (13)	Sublease Agreement, effective as of July 1, 2001, by and between Authoriszor Inc. and Directech, Inc. (Exhibit 10.52)
+10.53 (13)	Stock Option Agreement, dated as of October 7, 2000, by and between Authoriszor Inc. and Paul Ayres. (Exhibit 10.53)
+10.54 (13)	Stock Option Agreement, dated as of October 16, 2000, by and between Authoriszor Inc. and Alec Karys. (Exhibit 10.54)
+10.55 (13)	Stock Option Agreement, dated as of November 10, 2000, by and between Authoriszor Inc. and Don Box. (Exhibit 10.55)
+10.56 (13)	Stock Option Agreement, dated as of October 18, 2000, by and between Authoriszor Inc. and Geoff Shingles. (Exhibit 10.56)
+10.57 (13)	Form of Stock Option Agreement by and between Authoriszor Inc. and various employees with respect to the Authoriszor Inc. 2000 Omnibus Stock and Incentive Plan. (Exhibit 10.57)
+10.58 (13)	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Paul Ayres. (Exhibit 10.58)
+10.59 (13)	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Andrew Cussons. (Exhibit 10.59)
+10.60 (13)	Stock Option Agreement, dated as of February 9, 2001, by and between Authoriszor Inc. and Alec Karys. (Exhibit 10.60)
+10.61(16)	Stock Option Agreement, dated as of July 3, 2001, by and between Authoriszor Inc. and S. Ashton (Exhibit 10.1)
+10.62(17)	Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.)
+10.63(17)	Compromise Agreement, dated as of March 29, 2002, by and between Authoriszor Inc. and Paul Ayres (Exhibit 10.2)
+10.64(17)	Consultancy Agreement, dated as of May 23, 2002, by and between Authoriszor Inc. and Utilis Ventures Limited (Exhibit 10.3)
+10.65(17)	Service Agreement, dated as of September 27, 2001, by and between Authoriszor Inc. and Andrew Cussons (Exhibit 10.4)
+10.66(17)	Compromise Agreement, dated as of March 29, 2001, by and between Authoriszor Inc. and Andrew Cussons (Exhibit 10.5)
10.67(17)	License and Distribution Agreement, by and between Authoriszor Inc. and Sanford Technologies, Inc. dated as of March 25, 2002, and supplental letter, dated May 9, 2002 (Exhibit 10.6)
10.68(18)	Investment Agreement, dated as of July 18, 2002, by and among Authoriszor Inc., Authoriszor Holdings Limited, Roy Williams, Garcia Hanson, Zalcany Limited and Nobelpoint Limited (Exhibit 2.4)
10.69(18)	Articles of Association of Authoriszor Holdings Limited (Exhibit 2.2)
10.70 (19)	Settlement and Pledge Agreement with Alex Karys dated as of April 18, 2003 (Exhibit 10.4)
10.71 (19)	Settelment and Pledge Agreement dated as of March 24, 2003 with Massachusetts Mutual Life Insurance Company (Exhibit 10.1)
10.72 (19)	Settlement and Pledge Agreement dated as of April 17, 2003 with Decherts (Exhibit 10.3)
10.73 (19)	Letter Agreement with The Group dated March 24, 2003 (Exhibit 10.2)

31.1†	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934

32.1†	Certification pursuant to 18 U.S.C. Section 1350, as adoped pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(13)         Incorporated by reference to the exhibit shown in parenthesis from our Report on Form 10-KSB filed by us with the Securities and Exchange Commission on October 22, 2001.

(14)         Reserved.

(15)         Reserved.

(16)         Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-KSB filed by us with the Securities and Exchange Commission in November 14, 2001.

(17)         Incorporated by reference to the exhibit shown in parenthesis from our Quarterly Report on Form 10-QSB filed by us with the Securities and Exchange Commission on June 24, 2002.

(18)         Incorporated by reference to the exhibit shown in parenthesis from our Current Report on Form 8-K filed by us with the Securities and Exchange Commission on August 2, 2002.

(19)         Incorporated by reference to the exhibit shown in parenthesis from our Report on Form 10-QSB filed by us with the Securities and Exchange Commission on November 29, 2004.