Form 10QSB
period 2003-09-30
AUTHORISZOR INC
filed 2005-08-16
CIK 850083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2003
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

YES  ☐     NO  ☒

As of July 28, 2005, there were 20,768,511 shares of the common stock, $0.01 par value, of the registrant issued and outstanding.

Transitional Small Business Disclosure Format (check one)

YES  ☐     NO  ☒

AUTHORISZOR INC.

September 30, 2003

i

AUTHORISZOR INC.

BALANCE SHEET

September 30, 2003 (unaudited)

ASSETS

Other	$1,848

Total current assets	1,848

TOTAL ASSETS	$1,848

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable	$5,816
Accrued liabilities	279,614

Total current liabilities	285,430

Mandatorily Redeemable Preferred Stock	753,856

Total long term liabilities	753,856

Stockholders’ Deficiency
Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 20,768,511 shares at September 30, 2003	207,685
Additional paid-in capital	36,903,135

Accumulated deficit	(38,148,258)
Total stockholders’ deficiency	(1,037,438)
Total liabilities and stockholders’ deficiency	$1,848

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30
	2003	2002

Net sales	$0	$0
Cost of sales	0	0
Gross profit	0	0

Operating expenses
Administrative	13,750	201,541
Total operating expenses	13,750	201,541
Operating loss	(13,750)	(201,541)

Other income (expense)
Interest (expense) income, net	(18,846)	48

Other income	0	2,302

Gain on amounts due from affiliates, previously written off	0	579,109

Equity in earnings of affiliates	0	26,000
Total other income (expense), net	(18,846)	607,459
Net profit/(loss)	(32,596)	405,918

Preferred stock dividend	—	24998
Net (loss)income attributable to common stockholders	$(32,596)	$380,920

Weighted average shares outstanding:

Basic and diluted	20,768,511	20,768,511

Loss per common share:
Basic and diluted	$(0.00)	$0.02

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months Ended September 30
	2003	2002

Cash flows from operating activities
Net (loss) income during the period	$(32,596)	$405,918
Adjustments to reconcile net loss to net cash provided by operating activities:

Change in ownership of WRDCLogsys Ltd	0	(579,109)

Equity in earnings in WRDCLogsys Ltd	0	(26,000)

Depreciation and amortization	0	415

Changes in operating assets and liabilities	32,596	272,948

Net cash provided by operating activities	0	74,172

Cash flows from financing activities:

Redemption of preferred stock	0	(229,919)
Net cash used in financing activities	0	(229,919)

Net decrease in cash and cash equivalents	0	(155,747)
Cash and cash equivalents at beginning of period	0	194,943
Cash and cash equivalents at end of period	$0	$39,196

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$0	$48

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the interim reporting rules of the SEC.  The financial statements should be read in conjunction with the audited financial statements and related notes as of June 30, 2003, included in the Company’s Form 10-KSB, as amended by the Company’s Form 10-KSB/A.

NOTE B  – NET INCOME (LOSS) PER COMMON SHARE

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

	Three months ended September 30,
	2003	2002
(Loss)income attributable to common stockholders, as reported	$(32,596)	$380,920
Deduct: Total stock-based employee compensation expense as determined under fair value based method, net of related tax effect	(50,814)	(358,735)

Pro forma net (loss) income	$(83,410)	$22,815

Basic and Diluted (loss)income per share
As reported	$(0.00)	$0.02
Pro forma	$(0.00)	$(0.00)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

All matters stated in this report are stated as of the date of this report, which is September 30, 2003, even though this Report has been filed at a later time.  Except as otherwise noted herein, events that have taken place after September 30, 2003, are covered in our filings after this date.

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

•                  If we experience labor and/or employment problems such as the loss of key personnel, inability to hire and/or retain competent personnel, etc.;

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

Results of Operations

The following is a discussion of the results of operations for the three months ended  September 30, 2003 compared with the three months ended  September 30, 2002.

Expenses

We have no premises in the current quarter. No office or insurance costs have been incurred in the current quarter following the restructuring of the company. Professional fees have reduced from $89,000 to $13,750, as we have not been active in the quarter ended September 30, 2003.

Other Income and Expense

Other income in the three months ended September 30, 2002 included $26,000, being our share of the earnings of WRDCLogsys Ltd, which was accounted for under the equity method of accounting. Our share in WRDCLogsys Ltd ceased prior to this period following the pledge arrangements described below.

Financing Management’s Plan of Operation

During this quarter, the Board of Directors have sought further options for us.

Mr. Hanson, our CEO, has contracted corporate finance advisers through WRDCLogsys Ltd, whose brief includes researching options for the Authoriszor Inc listing, including selling of the shell to a private corporation wishing to reverse onto the market, or another technology business in a related field to security, requiring a listing as a vehicle to raise money. These advisers are Geoffrey Dodsworth – a Chartered Accountant, and Masters Hanover Europe ltd. WRDCLogsys Ltd also have retained ARC Associates – a registered and regulated corporate finance adviser, who are considering a wide range of strategic options for WRDCLogsys Ltd and related opportunities for Authoriszor Inc.

Following an extensive investigation into the failure to pay rent of the Company’s former sub-tenants at the Burlington Massachusetts offices (Directech), we have learned that they have no assets to pay its indebtedness to the Company. Action can be taken against Directech directors, but the advice is that we would have to prove the directors have taken money for themselves to the detriment of the creditors. In summary therefore, to either petition for Directech’s bankruptcy or to attempt to prove a channeling of funds away from creditors, would be necessarily expensive and time consuming, with no favorable outcome suggested. Therefore the Company will take no further action at present.

Under the terms of the pledge agreement and on the 8th July 2003, Mass Mutual Life Insurance Company called in its security from the pledge agreement made with them on 24th March 2003. This is because the Company was unable to pay its indebtedness to the creditors, whereby the creditors are able to exercise the realization of the collateral provided. The other creditors have exercised their right as reported in the Company’s 10-KSB June 30th 2003, with the exception of Decherts.

Item 3.  Controls and Procedures

Our Chief Executive and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based an this evaluation, our Chief Executive Officer and Chief Financial Officer  concluded that our disclosure controls and procedures were effective as of September 30, 2003 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over the financial reporting occurred during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities.

(a)               None

(b)              None

(c)               During the quarter ended September 30, 2003, we have issued the following securities in transactions not registered under the Securities Act:

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

2.3††

Investment Agreement, dated as of July 18th, 2002, by and among Authoriszor Inc., Authoriszor Holdings Limited, Roy Williams, Garcia Hanson, Zalcany Limited and Noblepoint Limited. The Business Plan referenced in the Investment Agreement has been omitted pursuant to Item 601(b)(2) of Regulation SB.

2.4††	Articles of Association of Authoriszor Holdings Limited.

4.1†	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions of the Series A Cumulative Redeemable Preferred Stock of Authoriszor Inc (Exhibit 4.1).

31.1	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

AUTHORISZOR INC.
(Registrant)

Date:	July 18, 2005	By:	/s/ Garcia Hanson
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

2.3††                                                                     Investment Agreement, dated as of July 18th, 2002, by and among Authoriszor Inc., Authoriszor Holdings Limited, Roy Williams, Garcia Hanson, Zalcany Limited and Noblepoint Limited.  The Business Plan referenced in the Investment Agreement has been omitted pursuant to Item 601(b)(2) of Regulation SB.

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

31.1                                                                           Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934.

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