Form 10QSB/A
period 2003-09-30
AUTHORISZOR INC
filed 2005-08-16
CIK 850083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB/A

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

INDEX

SIGNATURES

INDEX TO EXHIBITS

i

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

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned thereunto duly authorized.

AUTHORISZOR INC.
(Registrant)

Date:	August 16, 2005	By:	/s/ Garcia Hanson
Garcia Hanson
Chief Executive Officer,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

2

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

3