Form 10QSB
period 2003-12-31
AUTHORISZOR INC
filed 2005-08-16
CIK 850083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 2003

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

YES  ☐     NO  ☒

AUTHORISZOR INC.

December 31, 2003

i

AUTHORISZOR INC. BALANCE SHEET

December 31, 2003
(unaudited)

ASSETS
Other	$1,848

Total current assets	1,848

TOTAL ASSETS	$1,848

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Accounts payable – trade	$11,035
Accrued liabilities	307,210

Total current liabilities	318,245

Mandatorily redeemable preferred stock	753,856
Total long term liabilities	753,856

Stockholders’ Deficiency
Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 20,768,511 shares at December 31, 2003	207,685
Additional paid-in capital	36,903,135

Accumulated deficit	(38,181,073)
Total stockholders’ deficiency	(1,070,253)
Total liabilities and stockholders’ deficiency	$1,848

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

 STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended December 31,		For the six months ended December 31,
	2003	2002	2003	2002

Operating expenses

Administrative	$13,969	$295,009	$27,719	$496,553
Total operating expenses	13,969	295,009	27,719	496,553
Operating loss	(13,969)	(295,009)	(27,719)	(496,553)

Other income (expense)
Interest expense, net	(18,846)	15	(37,693)	64
Other income	0	411	0	2713
Gain on amounts due to affiliates, previously written off	0	0	0	579,111
Equity in earnings of affiliates	0	45,000	0	71,000
Total other income (expense), net	(18,846)	45,426	(37,693)	652,888
Net (loss) income	(32,815)	(249,583)	(65,412)	156,335

Preferred stock dividend	—	18,846	—	43,845
Net (loss) income attributable to common stockholders	$(32,815)	$(268,429)	$(65,412)	$112,490

Weighted average shares outstanding:
Basic and diluted	20,768,511	20,768,511	20,768,511	20,768,511

(Loss) income per common share:
Basic and diluted	$(0.002)	$(0.01)	$(0.003)	$0.01

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months Ended December 31
	2003	2002

Cash flows from operating activities
Net (loss)/income during the period	$(65,412)	$156,335
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:

Change in ownership of WRDCLogsys Ltd	0	(579,109)
Equity in earnings in affiliates	0	(71000)

Depreciation and amortization	0	829
Changes in operating assets and liabilities	65,412	532,341

Net cash provided by operating activities	0	39,396

Cash flows from financing activities:
Redemption of preferred stock	0	(229,921)
Net cash flows used in financing activities	0	(229,921)

Net decrease in cash and cash equivalents	0	(190,525)
Cash and cash equivalents at beginning of period	0	194,943
Cash and cash equivalents at end of period	$0	$4,418

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$0	$15

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the interim reporting rules of the SEC.  The interim financial statements should be read in conjunction with the audited financial statements and related notes as of June 30, 2003, included in the Company’s Form 10-KSB, as amended by the Company’s Form 10-KSB/A.

NOTE B - NET INCOME (LOSS) PER COMMON SHARE

The company computes basic income per share based on the weighted average number of common shares outstanding.  Diluted income per share is also computed using the weighted average number of common shares outstanding, except if the effect of inclusion of stock options and warrants would not have a dilutive effect. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Had compensation cost for stock options granted to employees been determined consistent with SFAS 123, the Company’s net income per share would have been as appears in the pro forma amounts indicated in the table next.

	Three months ended December 31,		Six months ended December 31,
	2003	2002	2003	2002
(Loss) Income attributable to common stockholders, as reported	$(32,815)	$(268,429)	$(65,412)	$112,490
Deduct: Total stock-based employee compensation expense as determined under fair value based method, net of related tax effect	(50,814)	(358,735)	(101,629)	(717,470)

Pro forma net loss	$(83,629)	$(627,164)	$(167,041)	$(604,980)

Basic and Diluted (loss) income per share
As reported	$(0.00)	$(0.01)	$(0.00)	$0.01
Pro forma	$(0.00)	$(0.03)	$(0.01)	$(0.03)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

All matters stated in this report are stated as of the date of this report, which is December 31, 2004, even though this Report has been filed at a later time.  Except as otherwise noted herein, events that have taken place after December 31, 2004, are covered in our filings after this date.

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

Results of Operations

The following is a discussion of the results of operations for the three and six months ended December 31, 2003 compared with the three and six months ended December 31, 2002.

Expenses

We have no premises in the period covered by this report. No office or insurance costs have been incurred in the current quarter following our restructuring. Professional fees have reduced from $231,000 to $27,500, as we have not been active in the quarter ended December 31, 2003.

Other Income and Expense

We have no other incomes or expenses and we hold no investments as of the date of this report.

Other income in the six months ended 31 December, 2002 included $71,000, being our share of the earnings of WRDCLogsys Ltd, which was accounted for under the equity method of accounting. Our share in WRDCLogsys Ltd ceased prior to the period of this report.

Financing Management’s Plan of Operation

During the period covered by this report we have not had operations and our Board of Directors have sought further options for the Company.

Given the absence of cash or investment to fund compliance with the obligations of a listed company, the Board has considered that in the absence of any meaningful alternatives, that it would investigate our liquidation, and what other alternatives might exist for us. Professional advice has been sought by us in this respect.

The Board of Directors has noted that after a long period of recession in the information technology sector, sentiments for investment and deal flow may be returning. As a result our Board has been considering raising funds for liquidation, or to bring our late SEC filings current and effect a potential sale of the Company to another entity wishing to gain access to the markets.

Item 3.  Controls and Procedures

Our Chief Executive and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based an this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over the financial reporting occurred during the fiscal quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2. Changes in Securities.

(a) None

(b) None

(c) During the quarter ended December 31, 2003, we have issued the following securities in transactions not registered under the Securities Act:

None.

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
2.3††

Investment Agreement, dated as of July 1h, 2002, by and among Authoriszor Inc., Authoriszor Holdings Limited, Roy Williams, Garcia Hanson, Zalcany Limited and Noblepoint Limited. The Business Plan referenced in the Investment Agreement has been omitted pursuant to Item 601(b)(2) of Regulation SB.

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

AUTHORISZOR INC.
(Registrant)

Date:	August 16, 2005	By:	/s/Garcia Hanson
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