Form 10QSB
period 2004-03-31
AUTHORISZOR INC
filed 2005-08-16
CIK 850083

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2004

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

YES ☐   NO ☒

AUTHORISZOR INC.

March 31, 2004

i

AUTHORISZOR INC.

BALANCE SHEET

March 31, 2004
(unaudited)

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY (Deficiency)
Accounts payable and other creditors	$34,244
Accrued liabilities	315,742

Total current liabilities	349,986

Mandatorily redeemable preferred stock	753,856
Total long term liabilities	753,856

TOTAL LIABILITIES	1,103,842

Stockholders’ Deficiency
Common stock, $.01 par value per share; authorized: 30,000,000 shares; issued and outstanding: 20,768,511 shares at March 31, 2004	207,685
Additional paid-in capital	36,903,135

Accumulated deficit	(38,214,662)
Total stockholders’ deficiency	(1,103,842)
Total liabilities and stockholders’ deficiency	$0

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,		For the nine months ended March 31,
	2004	2003	2004	2003

Operating expenses

Administrative	$14,743	$143,255	$42,462	$639,804
Total operating expenses	14,743	143,255	42,462	639,804
Operating loss	(14,743)	(143,255)	(42,462)	(639,804)

Other income (expense)
Interest (expense) income, net	(18,846)	11	(56,539)	75
Gain on amounts due from affiliates, previously written off	0	0	0	579,108
Gain in write off of amounts due to creditors	0	446,909	0	446,909
Other income	0	5,240	0	7952
Equity in earnings of WRDCLogsys Ltd	0	35,000	0	106,000
Total other income (expense), net	(18,846)	487,160	(56,539)	1,140,044
Net (loss) income	-(33,589)	343,905	(99,001)	500,240

Preferred stock dividend	0	18,846	0	62,692
Net (loss) income attributable to common stockholders	$(33,589)	$325,059	$(99,001)	$437,548

Weighted average shares outstanding:
Basic and diluted	20,768,511	20,768,511	20,768,511	20,768,511

Loss per common share:
Basic and diluted	$(0.002)	$0.02	$(0.005)	$0.02

The accompanying notes are an integral part of these statements.

AUTHORISZOR INC.

STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	For the nine months Ended March 31,
	2004	2003
	$	$
Cash flows from operating activities
Net (loss) income during the period	$(99,001)	$500,240
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Equity in earnings in affiliates	0	(106,000)
Change in ownership of WRDCLogsys Ltd	0	(579,109)
Pledge of shares to creditors	0	28,091
Depreciation and amortisation	0	5,670
Gain on write off of creditors	0	(446,909)
Changes in operating assets and liabilities	78,929	637,585

Net cash (used in) provided by operating activities	(20,072)	39,568

Cash flows from financing activities:
Proceeds from loan	20,072	0
Redemption of preferred stock	0	-229,919
Net cash flows used in financing activities	20,072	-229,919

Net decrease in cash and cash equivalents	0	-190,349
Cash and cash equivalents at beginning of period	0	194,943
Cash and cash equivalents at end of period	$0	$4,592

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$0	$74

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

	Three months ended March 31,		Nine months ended March 31,
	2004	2003	2004	2003
(Loss) income attributable to common stockholders, as reported	$(33,589)	$325,059	$(99,001)	$437,548
Deduct: Total stock-based employee compensation expense as determined under fair value based method, net of related tax effect	(50,814)	(358,735)	(152,443)	(1,076,206)

Pro forma net loss	$(84,403)	$(33,676)	$(251,444)	$(638,658)

Basic and Diluted (loss) income per share
As reported	$(0.00)	$0.02	$(0.00)	$0.02
Pro forma	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

All matters stated in this report are stated as of the date of this report, which is March 31, 2004, even though this Report has been filed at a later time.  Except as otherwise noted herein, events that have taken place after March 31, 2004, are covered in our filings after this date.

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

Results of Operations

The following is a discussion of the results of operations for the three and nine months ended March 31, 2004 compared with the three and nine months ended March 31, 2003.

Expenses

We have no premises as of the date of this report. We have not incurred any office or insurance costs in the current quarter following our restructuring.

Other Income and Expense

We have no other income or expenses and we hold no investments as of the date of this report.

Financing Management’s Plan of Operation

As reported in Company’s Form 10-QSB December 31, 2003 the Board considered an option that the funds raised in principle for the liquidation event identified at the time, could be pro-actively utilized to address the remedial filings for a potential sale of the shell to a private corporation wishing to gain access to the markets, and based on improving sentiments for listing of technology companies on the NASDAQ market.

Therefore the Board agreed to use the funds raised from Commercial Technology Ltd (“CTL”) to fund the professional services to update the quarterly and annual reports for the Company.

The terms of the funds raised are that CTL of The Old Granary, Paradise Lane, Hazelwood, Tadcaster, North Yorkshire LS24 9NJ, a company registered in England number 1924782, has agreed to make a loan to Authoriszor Inc of $70,000, to be drawn down in tranches of $10,000 starting on the date of the agreement, with the last tranche being drawn not later than 30th June 2004. The loan will bear interest at the rate of 6% compound per annum from the date of drawdown to the date of repayment.

The loan will be repayable upon demand, and in any event upon the raising of further equity funding amounting to $500,000 or more, but the lender (CTL) clearly understands that the loan carries no security or guarantee of repayment in the event that Authoriszor was unsuccessful in raising further funds.

In consideration of CTL making the loan, and the risk and lack of security that such a loan carries, Authoriszor Inc will grant CTL a warrant to subscribe for 7,000,000 shares of common stock in Authoriszor Inc at the price of $0.001 per share (one tenth of one cent per share). The warrant may be exercised by CTL at any time after the drawdown of the first tranche of the loan, whether or not the loan has been repaid. Upon payment of $7,000, Authoriszor Inc will issue the said 7,000,000 shares to CTL.

The terms of the funds raised are detailed in the Company’s Form 8-K March 16, 2004.

On March 19, 2004 an initial $20.072 was loaned to the company by CTL.

Item 3.  Controls and Procedures

Our Chief Executive and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based an this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 in alerting him in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over the financial reporting occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.                OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 2. Changes in Securities.

(a)	None

(b)	None

(c)	During the quarter ended March 31, 2004, we have issued the following securities in transactions not registered under the Securities Act:

See Item 6 below.

Item 3. Default Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K .

A current report on Form 8-K was filed on March 16, 2004 to disclose the Note and Warrant Purchase Agreement entered into with the Company and Commercial Technology Limited (“CTL”).

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

2.4††	Articles of Association of Authoriszor Holdings Limited.

4.1†	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions of the Series A Cumulative Redeemable Preferred Stock of Authoriszor Inc (Exhibit 4.1).
16.1†††	Loan and Warranty Purchase Agreement, dated as of March 15, 2004, by and among Authoriszor Inc., and Commercial Technology Limited.
31.1	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K/A, field with the SEC on January 30, 2002.
††	Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K filed with the SEC on July 18, 2002.
†††	Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K filed with the SEC on March 16, 2004.

REPORTS ON FORM 8-K

1.                                 We filed a Current Report on Form 8-K/A with the SEC on March 16, 2004, reporting the Loan and Warrant Purchase Agreement entered into with the Company and Commercial Technology Limited (“CTL”).

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

2.4††	Articles of Association of Authoriszor Holdings Limited.

4.1†	Certificate of Designations, Preferences and Relative Rights, Qualifications, Limitations and Restrictions of the Series A Cumulative Redeemable Preferred Stock of Authoriszor Inc (Exhibit 4.1).

16.1†††	Loan and Warrant Purchase Agreement, dated as of March 15, 2004, by and among Authoriszor Inc., and Commercial Technology Limited.
31.1	Certification pursuant to Rules 13a-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K/A, field with the SEC on March 15, 2004.
††	Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K filed with the SEC on July 18, 2002.
†††	Incorporated by reference to the Exhibit indicated in parenthesis in our Current Report on Form 8-K filed with the SEC on March 16, 2004.